Form 10-Q
period 1994-04-01
MICROPOLIS CORP
filed 1994-05-13
CIK 718865

                                   FORM 10-Q
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                    ________________________________________

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended April 1, 1994

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ______________
                              to   ______________

Commission File Number: 0-12046

                            MICROPOLIS  CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        Delaware                                                95-3093858
- -------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S.  Employer
incorporation or organization)                             Identification No.)

21211 Nordhoff Street, Chatsworth, California                      91311
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         Zip Code


Registrant's telephone number, including area code    (818) 709-3300
                                                   ---------------------

                                Not  Applicable
- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

           Yes  X              No
              -----               -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        May 6, 1994:  15,155,200 shares of Common Stock, $1.00 Par Value
        ----------------------------------------------------------------

                             MICROPOLIS CORPORATION
                             ----------------------

                               TABLE OF CONTENTS
                               -----------------

                                                             Page Number
                                                             -----------
PART 1.   FINANCIAL INFORMATION

  Item 1  Financial Statements:

          Condensed Consolidated Balance Sheets at                   2
          April 1, 1994 and December 31, 1993

          Condensed Consolidated Statements of                       3
          Operations for the Three Months ended
          April 1, 1994 and March 26, 1993

          Condensed Consolidated Statements of                       4
          Cash Flows for the Three Months Ended
          April 1, 1994 and March 26, 1993

          Notes to Condensed Consolidated Financial                  5
          Statements

  Item 2  Management's Discussion and Analysis of                    6
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

  Item 6. Exhibit and Reports on Form 8-K                            8

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MICROPOLIS CORPORATION
                             ----------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                      (In thousands, except share amounts)

                                                     April 1,     December 31,
                                                       1994           1993
                                                     --------     ------------
                                                    (Unaudited)
ASSETS
- ------

Current assets:
 Cash, cash equivalents and
     short-term investments                           $ 82,046        $ 86,782
 Accounts receivable, net                               47,691          48,231
 Inventories                                            44,582          59,677
 Other current assets                                    3,229           4,389
                                                      --------        --------

    Total current assets                               177,548         199,079

Property, plant and equipment, at cost, less
 accumulated depreciation and amortization              47,295          48,480

Other assets                                             2,625           2,870
                                                      --------        --------

                                                      $227,468        $250,429
                                                      ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
 Accounts payable                                     $ 24,190        $ 36,959
 Other accrued liabilities                              17,045          17,697
                                                      --------        --------
    Total current liabilities                           41,235          54,656

6%  Convertible Subordinated Debentures                 75,000          75,000

Deferred income taxes                                    2,417           2,417

Shareholders' equity:
 Preferred stock, $1.00 par value, 2,000,000
   shares authorized, none issued                            -               -
 Common stock, $1.00 par value, 50,000,000
   shares authorized; 14,941,195 shares issued
   and outstanding (14,888,125 in 1993)                 14,941          14,888
 Additional paid-in capital                            107,459         107,292
 Retained deficit                                      (13,584)         (3,824)
                                                      --------        --------

    Total shareholders' equity                         108,816         118,356
                                                      --------        --------

                                                      $227,468        $250,429
                                                      ========        ========


See accompanying notes                 -2-

                             MICROPOLIS CORPORATION
                             ----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                    (In thousands, except per share amounts)

                                            Three Months Ended
                                            -------------------
                                             April 1,  March 26,
                                              1994       1993
                                            ---------  ---------
                                                 (Unaudited)
Net sales                                    $83,658    $94,558
      Cost of sales                           71,362     73,592
                                             -------    -------
Gross profit                                  12,296     20,966
                                             -------    -------

Operating expenses:
      Research and development                10,301      7,953
      Selling, general and administrative     10,984     10,814
                                             -------    -------
           Total operating expenses           21,285     18,767
                                             -------    -------

Income (loss) from operations                 (8,989)     2,199

     Interest income                             512        553
     Interest expense                         (1,283)    (1,281)
                                             -------    -------

Income (loss) before income taxes             (9,760)     1,471

     Provision for income taxes                    -         14
                                             -------    -------

Net income (loss)                            $(9,760)   $ 1,457
                                             =======    =======

Earnings (loss) per share                      $(.65)      $.10
                                             =======    =======

Weighted average common and common
   equivalent shares outstanding              14,910     14,789
                                             =======    =======










See accompanying notes.              -3-

                             MICROPOLIS CORPORATION
                             ----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                 (In thousands)

                                                              Three Months Ended
                                                             --------------------
                                                             April 1,   March 26,
                                                              1994        1993
                                                             --------   --------
                                                                (Unaudited)
Cash flows from operating activities:

 Net income (loss)                                           $ (9,760)   $ 1,457
 Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
    Depreciation and amortization                               5,697      5,965
    Loss on disposal of fixed assets                               50         26
    Increase (decrease) from changes in:
     Accounts receivable                                          540     (5,613)
     Inventories                                               15,095      5,644
     Other current assets                                       1,160        113
     Accounts payable and other
       accrued liabilities                                    (13,282)     1,707
     Other assets                                                 227        (93)
                                                             --------    -------

Net cash provided by (used in) operating activities              (273)     9,206

Cash flows from investing activities:

 Additions to property, plant and equipment                    (4,544)    (5,494)
 Net change in short-term investments                         (11,221)    19,748
                                                             --------    -------
Net cash provided by (used in) investing activities           (15,765)    14,254

Cash flows from financing activities:

 Proceeds from sale of common stock, net                          220        763
 Payment on capital lease obligation                             (139)      (133)
                                                             --------    -------
Net cash provided by financing activities                          81        630

Net increase (decrease) in cash and equivalents               (15,957)    24,090
Cash and equivalents at beginning of period                    49,100     47,394
                                                             --------    -------
Cash and equivalents at end of period                          33,143     71,484

Short-term investments                                         48,903     19,760
                                                             --------    -------
Total cash, cash equivalents and short-term investments      $ 82,046    $91,244
                                                             ========    =======

Supplemental cash flow information
 Interest payments                                           $  2,390    $ 2,386
 Tax payments                                                $     36    $   444

See accompanying notes.                -4-

                             MICROPOLIS CORPORATION
                             ----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 APRIL 1, 1994
                                 -------------

                                  (Unaudited)


NOTE  1.  General
- -----------------

   The accompanying condensed consolidated financial statements have not been audited by independent auditors but, in the opinion of the Company, such unaudited statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position as of April 1, 1994, and the consolidated results of operations and cash flows for the three-month periods ended April 1, 1994 and March 26, 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nevertheless, the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. Certain reclassifications have been made to prior year's consolidated financial statements to conform to the 1994 presentation. Interim results are not necessarily indicative of the results for the full fiscal year.

   These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Securities and Exchange Commission.

NOTE 2.  Inventories
- --------------------

   Inventories are stated at the lower of standard cost, which approximates first-in, first-out, or market:

                                           April 1,   December 31,
                                            1994         1993
                                           --------   ------------
    Raw materials and purchased parts       $16,563       $ 18,776
    Work in process                          10,898         22,245
    Finished goods                           17,121         18,656
                                            -------       --------
                                            $44,582       $ 59,677
                                            =======       ========

NOTE 3.  Per Share Information
- ------------------------------

     Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and applicable common stock equivalents outstanding during the period. Primary and fully diluted earnings per share are the same.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



Results of Operations
- ---------------------

Three Months Ended April 1, 1994 Compared to Three Months Ended March 26, 1993
- ------------------------------------------------------------------------------

     Net sales decreased 11.5% to $83.7 million in 1994 as compared to $94.6 million in 1993. The decrease in revenues was primarily attributable to a decrease in shipments of 5 1/4-inch drives with capacities of 1.6 gigabytes (GB) and below, offset in part by an increase in shipments of the Company's 3 1/2-inch drives. In addition, significant price erosion experienced by the Company for all of its drives during 1993 continued into the first quarter of 1994. OEM revenues declined by 53% in 1994 as compared to 1993 while sales made by Storage Systems Division increased by approximately 32%. The decline in OEM sales is principally due to the continued decrease in shipments of the Company's 5 1/4-inch drives. The increase in Storage Systems Division sales was attributable to high capacity 3 1/2-inch drives and storage subsystems products. Backlog as of April 1, 1994 was $25.3 million as compared to $57.3 million at March 26, 1993. The decline in backlog is attributable to a decline in orders for the older 5 1/4-inch drives with rotational speeds of 3600 rpm.

     Cost of sales as a percent of sales increased to 85.3% in 1994 from 77.8% in 1993 resulting in a gross margin of 14.7% as compared to 22.2% in 1993. The decrease in margin was the result of a larger mix of lower margin 3 1/2-inch drives versus higher margin 5 1/4-inch drives. In addition, the Company's margins were negatively impacted by $1.0 million of expenses (approximately 1% of sales) associated with repairs of earthquake damage.

     Research and development expenses increased to 12.3% of sales in 1994 as compared to 8.4% in 1993. The percentage increase is the result of lower sales and an increase in spending of $2.3 million. The increase in spending was a result of research and development on the Company's high capacity 3 1/2-inch drives, greater than 3.6 GB 5 1/4-inch drives, subsystem products and research and development on new disk substrates performed at Tulip Memory System.

     Selling, general and administrative expenses were 13.1% of sales in 1994 as compared to 11.4% in 1993. The percentage increase is primarily the result of lower sales.

     Interest expense was $1.3 million in 1994 (1.5% of sales) which is comparable to the same period a year ago. Interest income was $512,000 as compared to $553,000 in 1993 as a result of lower interest rates.

     As a result of the above, loss before income taxes was $9.8 million in 1994 as compared to income of $1.5 million in 1993. The Company's income tax provision benefits from the tax holiday afforded the Company's Singapore operation, which will remain in effect through August 1999. The tax holiday afforded the Company's Thailand operation expired December 1993. The effect on net income and earnings per share of the income tax exemptions in Singapore and Thailand as compared to income taxes at the maximum statutory rates were approximately $1.0 million and $.07 and $2.4 million and $.16 for the first quarter of 1994 and 1993, respectively. The expiration of the tax holiday in Thailand is not expected to have a material effect on the results of operations in 1994. Net loss for 1994 was $9.8 million compared to net income of $1.5 million in 1993.

     In addition to the Company's core high-capacity drive business, the Company expects to continue to invest in engineering and sales and marketing for several new value-added subsystem products which have not yet generated revenue. In the near-term, however, the Company's core drive business is operating in very competitive market segments. The Company expects that this, together with the current level of operating expenses which are required to develop and support the new drive and subsystem products, will result in continued losses in the second and third quarters.

Liquidity and Capital Resources
- -------------------------------

     Cash, cash equivalents and short-term investments decreased to $82.0
million as of April 1, 1994 from $86.8 million as of December 31, 1993.   Net
cash used in operations of $273,000 includes a reduction in inventories of $15.1 million due principally to decreased work in process inventory levels and improved management of raw material and work in process inventories. Accounts payable and other accrued liabilities decreased by $13.3 million from the fourth quarter of 1993 due to decreased inventory receipts.

     The Company's capital expenditures in the first quarter of 1994 were $4.5 million as compared to $5.5 million in 1992. Capital expenditures related primarily to equipment and tooling to support the 3 l/2-inch form factor. The Company currently anticipates that its 1994 capital spending will be slightly lower than 1993 and will be principally for equipment and tooling required for the Company's new products.

     The Company has a $33 million credit facility. The availability under the facility is a function of the level of eligible receivables and borrowings are secured by substantially all of the Company's assets. The amount available under the facility as of April 1, 1994 was $16 million (of which $3 million is reserved for an outstanding standby letter of credit).

     The Company believes that cash on hand, internally generated funds and the available credit facility will provide sufficient capital resources to finance operations, fund planned capital expenditures and pay interest on outstanding debt for the next twelve months.

                          PART II  - OTHER INFORMATION
                          ----------------------------

                             MICROPOLIS CORPORATION
                             ----------------------



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     a) Exhibits
        --------

        10.43* Severance Agreement between Micropolis Corporation and Joel Appelbaum

     b) Reports on Form 8-K
        -------------------

        No reports on Form 8-K have been filed during the quarter for which this report is filed.
     --------
     *Management contract or commpensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q Report pursuant to Item 6(a).

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 1994.



                                MICROPOLIS CORPORATION



                                By      s/Stuart P. Mabon
                                  --------------------------------
                                          Stuart P. Mabon
                                  Chairman of the Board, President
                                     and Chief Executive Officer



                                By      s/Dale J. Bartos
                                  --------------------------------
                                          Dale J. Bartos
                                  Senior Vice President - Finance
                                    and Chief Financial Officer