Form 10-Q
period 1994-07-01
MICROPOLIS CORP
filed 1994-08-15
CIK 718865

                                   FORM 10-Q
                                   ---------


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                    ________________________________________

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 1, 1994

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________
                                to   ______________

Commission File Number: 0-12046


                            MICROPOLIS  CORPORATION
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


           Delaware                                            95-3093858
- - -------------------------------                       --------------------------
(State or other jurisdiction of                             (I.R.S.  Employer
incorporation or organization)                             Identification No.)


21211 Nordhoff Street, Chatsworth, California                     91311
- - --------------------------------------------------------------------------------
  (Address of principal executive offices)                      Zip Code


Registrant's telephone number, including area code    (818) 709-3300
                                                  ------------------------------


                                Not  Applicable
- - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                        if changed since lastreport)


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


      August 5, 1994:  15,176,860 shares of Common Stock, $1.00 Par Value
      -------------------------------------------------------------------

                             MICROPOLIS CORPORATION
                             ----------------------


                               TABLE OF CONTENTS
                               -----------------


                                                             Page Number
                                                             -----------

PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements:

          Condensed Consolidated Balance Sheets at
          July 1, 1994 and December 31, 1993                      2

          Condensed Consolidated Statements of
          Operations for the Three Months and Six
          Months Ended July 1, 1994 and
          June 25, 1993                                           3

          Condensed Consolidated Statements of
          Cash Flows for the Six Months Ended
          July 1, 1994 and June 25, 1993                          4

          Notes to  Condensed Consolidated Financial
          Statements                                              5


Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations           6


PART II.  OTHER INFORMATION

Item 1    Legal Proceedings                                       9

Item 4    Submission of Matters to a Vote of Security Holders     9

Item 6    Exhibits and Reports on Form 8-K                        10


                        PART I -  FINANCIAL INFORMATION
                        -------------------------------

                             MICROPOLIS CORPORATION
                             ----------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                      (In thousands, except share amounts)

                                                        July 1,     December 31,
                                                          1994          1993
                                                       --------       --------
                                                      (Unaudited)
ASSETS
- - ------

Current assets:
  Cash, cash equivalents and                            $ 74,641        $ 86,782
     short-term investments
  Accounts receivable, net                                50,555          48,231
  Inventories                                             39,003          59,677
  Other current assets                                     4,458           4,389
                                                        --------        --------

      Total current assets                               168,657         199,079

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization               45,524          48,480

Other assets                                               2,622           2,870
                                                        --------        --------

                                                        $216,803        $250,429
                                                        ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------

Current liabilities:
  Accounts payable                                      $ 26,376          36,959
  Other accrued liabilities                               17,718          17,697
                                                        --------        --------

      Total current liabilities                           44,094          54,656

6% Convertible Subordinated Debentures                    75,000          75,000

Deferred income taxes                                      2,417           2,417

Shareholders' equity:
  Preferred stock, $1.00 par value, 2,000,000
     shares authorized, none issued                            -               -
  Common stock, $1.00 par value, 50,000,000
     shares authorized; 15,164,500 shares issued
     and outstanding (14,888,125 in 1993)                 15,165          14,888
  Additional paid-in capital                             108,504         107,292
  Accumulated deficit                                    (28,377)         (3,824)
                                                        --------        --------

      Total shareholders' equity                          95,292         118,356
                                                        --------        --------

                                                        $216,803        $250,429
                                                        ========        ========




See accompanying notes.                 -2-

                             MICROPOLIS CORPORATION
                             ----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                    (In thousands, except per share amounts)

                                  (Unaudited)

                                   Three Months Ended        Six Months Ended
                                -----------------------   -----------------------
                                  July 1,      June 25,      July 1,    June 25,
                                   1994         1993          1994        1993
                                ----------   ----------   ----------   ----------


Net sales                        $ 75,761      $107,519     $159,419      $202,077
Cost of sales                      68,516        89,678      139,878       163,270
                                 --------      --------     --------      --------

Gross profit                        7,245        17,841       19,541        38,807
                                 --------      --------     --------      --------
Operating expenses:
  Research and development         10,577         8,649       20,878        16,422
  Selling, general and
   administrative                  10,691        10,694       21,675        21,508
     Total operating expenses      21,268        19,343       42,553        37,930
                                 --------      --------     --------      --------

Income (loss) from operations     (14,023)       (1,502)     (23,012)          877
  Interest expense                 (1,256)       (1,275)      (2,539)       (2,556)
  Interest income                     486           598          998         1,151
  Other expense                         -          (390)           -          (570)
                                 --------      --------     --------      --------

Loss before income taxes          (14,793)       (2,569)     (24,553)       (1,098)
  Credit for income taxes               -          ( 52)           -           (38)
                                 --------      --------     --------      --------
Net loss                         $(14,793)     $ (2,517)    $(24,553)     $ (1,060)
                                 ========      ========     ========      ========
Loss per share                      $(.99)        $(.17)      $(1.64)        $(.07)
                                 ========      ========     ========      ========

Weighted average common and
 common equivalent shares
 outstanding                       14,949        14,842       14,929        14,816
                                 ========      ========     ========      ========



See accompanying notes.                -3-

                             MICROPOLIS CORPORATION
                             ----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                 (In thousands)

                                                             Six Months Ended
                                                          ----------------------
                                                            July 1,    June 25,
                                                             1994       1993
                                                          ----------  ----------
                                                               (Unaudited)

Cash flows from operating activities:
  Net loss                                                $(24,553)   $ (1,060)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                          11,911      12,727
     Loss on disposal of equipment                               3          21
     Increase (decrease) from changes in:
       Accounts receivable                                  (2,324)     (9,546)
       Inventories                                          20,674       3,979
       Other current assets                                    (69)     (1,432)
       Other assets                                            212         206
       Accounts payable and other
          accrued liabilities                              (10,331)     15,629
                                                          --------     --------

Net cash provided by (used in) operating activities         (4,477)     20,524

Cash flows from investing activities:

  Proceeds from sale of equipment                               83          46
  Additions to property, plant and equipment                (9,005)    (12,997)
  Net change in short-term investments                       1,033      16,356
                                                          --------    --------
Net cash provided by (used in) investing activities         (7,889)      3,405

Cash flows from financing activities:

  Payment on capital lease obligation                         (231)       (267)
  Proceeds from sale of common stock, net                    1,489       1,554
                                                          --------    --------

Net cash provided by financing activities                    1,258       1,287

Net increase (decrease) in cash and equivalents            (11,108)     25,216
Cash and equivalents at beginning of period                 49,100      47,394
                                                          --------    --------

Cash and equivalents at end of period                       37,992      72,610
Short-term investments                                      36,649      23,152
                                                          --------    --------
Total cash, cash equivalents, and short-term
  investments                                             $ 74,641    $ 95,762
                                                          ========    ========

Supplemental cash flow information:
  Interest payments                                       $  2,504    $  2,524
  Tax payments                                               2,966         400


See accompanying notes.                       -4-

                             MICROPOLIS CORPORATION
                             ----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                  JULY 1, 1994
                                  ------------

                                  (Unaudited)



NOTE  1.  General
- - -----------------

   The accompanying condensed consolidated financial statements have not been audited by independent auditors but, in the opinion of the Company, such unaudited statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position as of July 1,1994 and the consolidated results of operations for the three and six-month periods ended July 1, 1994 and June 25, 1993 and cash flows for the six-month periods ended July 1, 1994 and June 25, 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nevertheless, the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. Interim results are not indicative of the results for the full fiscal year.

   These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Securities and Exchange Commission.

NOTE 2.  Inventories
- - --------------------

   Inventories are stated at the lower of standard cost, which approximates first-in, first-out, or market:

                                            July 1,   December 25,
                                              1994        1993
                                            -------   ------------

     Raw materials and purchased parts      $15,476      $18,776
     Work in process                         12,879       22,245
     Finished goods                          10,648       18,656
                                            -------      -------
                                            $39,003      $59,677
                                            =======      =======


NOTE 3.  Per Share Information
- - ------------------------------

     Loss per share is computed by dividing net loss by the weighted average number of shares of common stock and applicable common stock equivalents outstanding during the period. Primary and fully diluted earnings per share are the same.

                              MICROPOLIS CORPORATION
                             ----------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

RESULTS OF OPERATIONS
- - ---------------------

Three Months Ended July 1, 1994 Compared to Three Months Ended June 25,
- - -----------------------------------------------------------------------
1993
- - ----

       Net sales decreased 29.5% to $75.8 million in 1994 as compared to $107.5 million in 1993. The decrease in revenues was primarily attributable to a decrease in shipments of 5 1/4-inch drives with capacities of 2.4 gigabytes
(GB) and below, offset in part by an increase in shipments of the Company's
3 1/2-inch drives. Limited availability of certain components contributed to the decline in unit volumes of certain 5 1/4-inch drives during the second quarter of 1994. OEM revenues declined by 67% in 1994 as compared to 1993 while sales made by the Storage Systems Division increased by approximately 24%. The decline in OEM sales is principally due to the continued decrease in shipments of the Company's 5 1/4-inch drives. The Company's largest customer in the second quarter of 1993 accounted for 17% of that quarter's sales. Sales to that customer declined significantly during the third quarter of 1993. The increase in the Storage Systems Division sales was attributable to high capacity
3 1/2-inch drives and storage subsystems products. Backlog as of July 1, 1994 was $30.7 million as compared to $57.2 million at June 26, 1993. The decline in backlog is attributable to a decline in orders for the older 5 1/4-inch drives with rotational speeds of 3600 rpm.

       Cost of sales as a percent of sales increased to 90.4% in 1994 from 83.4% in 1993 resulting in a gross margin of 9.6% as compared to 16.6% in 1993. The decrease in margin was the result of a larger mix of lower margin 3 1/2-inch drives versus high margin 5 1/4-inch drives and significant price erosion in the 3 1/2-inch products.

       Research and development expenses increased to 14.0% of sales in 1994 as compared to 8.0% in 1993. The percentage increase is the result of lower sales and an increase in spending of $1.9 million. The increase in spending was a result of research and development on the Company's high capacity 3 1/2-inch drives, greater than 3.6 GB 5 1/4-inch drives, subsystem products and research and development on new disk substrates performed at Tulip Memory Systems.

       Selling, general and administrative expenses were 14.1% of sales in 1994 as compared to 9.9% in 1993. The percentage increase is primarily the result of lower sales.

       Interest expense was $1.3 million in 1994 (1.7% of sales) which is comparable to the same period a year ago. Interest income was $486,000 as compared to $598,000 in 1993 as a result of lower cash balances.

       As a result of the above, loss before income taxes was $14.8 million in 1994 as compared to a loss of $2.6 million in 1993. The Company's income tax provision benefits from the tax holiday afforded the Company's Singapore operation, which will remain in effect through August 1999. The tax holiday afforded the Company's Thailand operation expired December 1993. The effect on net income and earnings per share of the income tax exemptions in Singapore and Thailand as compared to income taxes at the maximum statutory rates were approximately $933,000 and $.06 and $1.9 million and $.13 for the second quarter of 1994 and 1993, respectively. The expiration of the tax holiday in Thailand has not had a material effect on the results of operations in 1994. Net loss for 1994 was $14.8 million compared to net loss of $2.5 million in 1993.

In addition to the Company's core high-capacity drive business, the Company expects to continue to invest in engineering and sales and marketing for several new value-added subsystem products which began to generate limited revenue during the second quarter of 1994. In the near term, however, the Company's core drive business is operating in very competitive market segments. The Company expects that this, together with the current level of operating expenses which are required to develop and support the new drive and subsystem products, will result in a continued loss in the third quarter. The amount of the loss will be dependent upon the successful ramp of production in the above mentioned new disk drive and subsystem products, among other factors.

Six Months Ended July 1, 1994 Compared to Six Months Ended June 25,
- - -------------------------------------------------------------------
1993
- - ----

       Net sales decreased 21.1% to $159.4 million in 1994 as compared to $202.1 million in 1993. The decrease in revenues was primarily attributable to a decrease in shipments of 5 1/4-inch drives with capacities of 2.4 gigabytes and below, offset in part by an increase in shipments of the Company's 3 1/2-inch drives. OEM revenues declined by 61% in 1994 as compared to 1993 while sales made by Storage Systems Division increased by approximately 28%. The decline in OEM sales is principally due to the continued decrease in shipments of the Company's 5 1/4-inch drives. The increase in Storage Systems Division sales was attributable to high capacity 3 1/2-inch drives and storage subsystems products. Overall bookings for the first six months of 1994 decreased by 30% from those in 1993 principally due to a decline in orders for the older 5 1/4-inch drives with rotational speeds of 3600 rpm.

       Cost of sales as a percent of sales increased to 87.7% in 1994 from 80.8% in 1993 resulting in a gross margin of 12.3% as compared to 19.2% in 1993. The decrease in margin was the result of a larger mix of lower margin 3 1/2-inch drives versus high margin 5 1/4-inch drives.

       Research and development expenses increased to 13.1% of sales in 1994 as compared to 8.1% in 1993. The percentage increase is the result of lower sales and an increase in spending of $4.5 million. The increase in spending was a result of research and development on the Company's high capacity 3 1/2-inch drives, greater than 3.6 GB 5 1/4-inch drives, subsystem products and research and development on new disk substrates performed at Tulip Memory Systems.

       Selling, general and administrative expenses were 13.6% of sales in 1994 as compared to 10.6% in 1993. The percentage increase is primarily the result of lower sales.

       Interest expense was $2.5 million in 1994 (1.6% of sales) which is comparable to the same period a year ago. Interest income was $998,000 as compared to $1.2 million in 1993 as a result of lower cash balances.

       As a result of the above, loss before income taxes was $24.6 million in 1994 as compared to $1.1 million in 1993. The Company's income tax provision benefits from the tax holiday afforded the Company's Singapore operation, which will remain in effect through August 1999. The tax holiday afforded the Company's Thailand operation expired December 1993. The effect on net income and earnings per share of the income tax exemptions in Singapore and Thailand as compared to income taxes at the maximum statutory rates were approximately $2.0 million and $.13 and $4.3 million and $.30 for the first six months of 1994 and 1993, respectively. The expiration of the tax holiday in Thailand has not had a material effect on the results of operations in 1994. Net loss for 1994 was $24.6 million compared to a net loss of $1.1 million in 1993.

Liquidity and Capital Resources
- - -------------------------------

     Cash, cash equivalents and short-term investments decreased to $74.6 million as of July 1, 1994 from $86.8 million as of December 31, 1993. Net cash used in operations of $4.5 million includes a reduction in inventories of $20.7 million due principally to decreased work in process and finished goods inventory levels. Accounts payable and other accrued liabilities decreased by $10.3 million from the fourth quarter of 1993 due to decreased inventory receipts and due to an income tax payment made during the second quarter of 1994. The income tax payment was made as a result of an examination by the Internal Revenue Service for tax years 1986 through 1990. The amount of the payment (approximately $3 million), had no impact on current operations.

     The Company's capital expenditures in the first half of 1994 were $9.0 million as compared to $10.6 million in 1993. Capital expenditures related primarily to equipment and tooling to support the 3 1/2-inch form factor. The Company currently anticipates that its 1994 capital spending will be slightly lower than 1993 and will be principally for equipment and tooling required for the Company's new products.

     The Company has a $33 million credit facility. The availability under the facility is a function of the level of eligible receivables and borrowings which are secured by substantially all of the Company's assets. The amount available under the facility as of July 1, 1994 was $18.2 million (of which $3 million is reserved for an outstanding standby letter of credit).

     The Company believes that cash on hand, internally generated funds and the credit facility will provide sufficient capital resources to finance operations, fund planned capital expenditures and pay interest on outstanding debt for the next twelve months.

                          PART II  - OTHER INFORMATION
                          ----------------------------

                             MICROPOLIS CORPORATION
                             ----------------------


Item 1.  Legal Proceedings
         -----------------

         During the second quarter of 1994, the Company settled the appeal of a single shareholder who had appealed the previous settlement of a class action lawsuit filed on January 30, 1989 against the Company and certain of its executive officers and directors. The settlement had no material effect on the Company's financial position or the results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         a) The Annual Meeting of Stockholders of Micropolis Corporation was held on April 27, 1994.

         b) Matters voted on at the meeting and votes cast on each matter were as follows:

          . The stockholders voted to re-elect the four encumbant directors as follows:

                Nominee               For              Withhold
                -------               ---              --------
           Stuart Mabon            10,562,808           72,133
           Ericson M. Dunstan      10,562,917           72,024
           J. Burgess Jamieson     10,562,917           72,024
           Theodore Smith          10,562,917           72,024

            There were no broker non-votes in the election of directors.

          . The shareholders approved an amendment to the Micropolis Corporation
            Employee Stock Purchase Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 600,000 to 1,400,000.

                                                                       Broker
                For              Against            Abstain          non-votes
                ---              -------            --------         ---------
             5,279,561          1,682,483           218,263          3,454,634

          . The shareholders approved the grant of additional options to three directors of the Company in April 1993 under the Stock Option Plan for Directors of Micropolis Corporation.

                                                                       Broker
                For             Against             Abstain          non-votes
                ---             -------             --------         ---------
              6,384,337          564,667             215,285         3,470,652

          . The shareholders approved an amendment to the Stock Option Plan for Directors of Micropolis Corporation to increase the number of shares of Common Stock authorized for issuance thereunder from 200,000 to 300,000 and provide for the automatic granting of future options under this plan.

                                                                       Broker
                For             Against             Abstain          non-votes
                ---             -------             --------         ---------
              6,561,975         379,629             222,685          3,470,652

        . The shareholders approved an amendment to the Stock Option Plan for
          Executive and Key Employees of Micropolis Corporation to increase the number of shares authorized for issuance thereunder from 2,000,000 to 2,400,000, and to make directors who are employees of the Company eligible to receive options under this plan.
                                                            Broker
                       For         Against     Abstain     non-votes
                       ---         -------     -------     ---------
                    4,523,216     2,438,458    218,663     3,454,604



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a) Exhibits
            --------

            10.44 *Amendment to the Micropolis Corporation Employee Stock
                   Purchase Plan.

            10.45 *Amended and Restated Stock Option Plan for Independent
                   Directors of Micropolis Corporation.

            10.46 *Stock Option Plan for Executive and Key Employees of
                   Micropolis Corporation, as amended.


*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Form 10-Q Report pursuant to Item 6 (a).


         b) Reports on Form 8-K
            -------------------

            No report on Form 8-K has been filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 1994.



                                      MICROPOLIS CORPORATION



                                      By      s/Stuart P. Mabon
                                        -----------------------------------
                                                Stuart P. Mabon
                                           Chairman of the Board, President
                                               and Chief Executive Officer



                                      By      s/Dale J. Bartos
                                        -----------------------------------
                                                Dale J. Bartos
                                          Senior Vice President - Finance and
                                             Chief Financial Officer