Form 10-Q
period 1994-09-30
MICROPOLIS CORP
filed 1994-11-14
CIK 718865

                                   FORM 10-Q
                                   ---------


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                      ----------------------------------

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1994

                                      or

[_]      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from ________ to ________

Commission File Number: 0-12046

                            MICROPOLIS  CORPORATION
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


        Delaware                                           95-3093858
- - -------------------------------                     --------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


21211 Nordhoff Street, Chatsworth, California                91311
- - ------------------------------------------------------------------------------
(Address of principal executive offices)                   Zip Code


Registrant's telephone number, including area code       (818) 709-3300
                                                    --------------------------


                                Not  Applicable
- - ------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as ofthe latest practicable date.

     November 4, 1994:  15,187,040 shares of Common Stock, $1.00 Par Value
     ---------------------------------------------------------------------

                             MICROPOLIS CORPORATION
                             ----------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                 Page Number
                                                                 -----------
PART I.        FINANCIAL INFORMATION

     Item 1    Financial Statements:

               Condensed Consolidated Balance Sheets at                2
               September 30, 1994 and December 31, 1993

               Condensed Consolidated Statements of                    3
               Operations for the Three Months and Nine
               Months Ended September 30, 1994 and
               September 24, 1993

               Condensed Consolidated Statements of Cash               4
               Flows for the Nine Months Ended September 30,
               1994 and September 24, 1993

               Notes to Condensed Consolidated Financial               5
               Statements

     Item 2    Management's Discussion and Analysis of                 6
               Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

     Item 6    Exhibits and Reports on Form 8-K                        9


                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                            MICROPOLIS CORPORATION
                            ----------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                     (In thousands, except share amounts)

                                          September 30,      December 31,
                                              1994              1993
                                          -------------      ------------
                                           (Unaudited)
ASSETS
- - ------

Current assets:
     Cash and equivalents and                $ 66,570          $ 86,782
        short-term investments
     Accounts receivable, net                  53,741            48,231
     Inventories                               50,789            59,677
     Other current assets                       5,459             4,389
                                             --------          --------
          Total current assets                176,559           199,079

Property, plant and equipment, at cost,
     less accumulated depreciation
     and amortization                          44,651            48,480

 Other assets                                   1,613             2,870
                                             --------          --------
                                             $222,823          $250,429
                                             ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------

Current liabilities:
     Accounts payable                        $ 43,532           $ 36,959
     Other accrued liabilities                 17,427             17,697
                                             --------           --------
          Total current liabilities            60,959             54,656

6%  Convertible Subordinated Debentures        75,000             75,000

Deferred income taxes                           2,417              2,417

Shareholders' equity:
     Preferred stock, $1.00 par value,
          2,000,000 shares authorized,
          none issued                             -                  -
     Common stock, $1.00 par value,
          50,000,000 shares authorized;
          15,181,060 shares issued
          and outstanding (14,888,125
          in 1993)                             15,181             14,888
     Additional paid-in capital               108,591            107,292
     Accumulated deficit                      (39,325)            (3,824)
                                             --------           --------

          Total shareholders' equity           84,447            118,356
                                             --------           --------

                                             $222,823           $250,429
                                             ========           ========

See accompanying notes

                             MICROPOLIS CORPORATION
                             ----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                    (In thousands, except per share amounts)

                                  (Unaudited)

                                                             Three Months Ended                Nine Months Ended
                                                         ----------------------------     ----------------------------
                                                         September 30,  September 24,     September 30,  September 24,
                                                             1994           1993               1994           1993
                                                         -------------  -------------     -------------  -------------
Net sales                                                    $ 79,285        $ 90,478          $238,704       $292,555
     Cost of sales                                             67,839          76,561           207,717        239,831
                                                             --------        --------          --------       --------

Gross profit                                                   11,446          13,917            30,987         52,724
                                                             --------        --------          --------       --------
Operating expenses:
     Research and development                                  11,202           9,631            32,080         26,053
     Selling, general and administrative                       10,487          10,798            32,162         32,306
     Restructuring charge                                           -           5,496                 -          5,496
                                                             --------        --------          --------       --------
           Total operating expenses                            21,689          25,925            64,242         63,855
                                                             --------        --------          --------       --------
Loss from operations                                          (10,243)        (12,008)          (33,255)       (11,131)

     Interest expense                                          (1,260)         (1,278)           (3,799)        (3,834)
     Interest income                                              555             667             1,553          1,818
     Other expense                                                  -            (260)                -           (830)
                                                             --------        --------          --------       --------

Loss before income taxes                                      (10,948)        (12,879)          (35,501)       (13,977)
     Provision (credit) for income taxes                            -              19                 -            (19)
                                                             --------        --------          --------       --------
Net loss                                                     $(10,948)       $(12,898)         $(35,501)      $(13,958)
                                                             ========        ========          ========       ========
Loss per share                                                  $(.72)          $(.87)           $(2.36)         $(.94)
                                                             ========        ========          ========       ========
Weighted average common and common equivalent
     shares outstanding                                        15,180          14,815            15,013         14,815
                                                             ========        ========          ========       ========

See accompanying notes.

                             MICROPOLIS CORPORATION
                             ----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                 (In thousands)

                                                       Nine Months Ended
                                                  -----------------------------
                                                  September 30,   September 24,
                                                      1994            1993
                                                  -------------   -------------
                                                           (Unaudited)
Cash flows from operating activities:

  Net loss                                            $(35,501)      $(13,958)
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                     18,229         20,152
      (Gain) loss on disposal of equipment                 (19)            11
      Increase (decrease) from changes in:
        Accounts receivable                             (5,510)           (84)
        Inventories                                      8,888          1,363
        Other current assets                            (1,070)          (968)
        Other assets                                     1,203              6
        Accounts payable and other
          accrued liabilities                            6,534         12,494
                                                      --------       --------

Net cash provided by (used in) operating activities     (7,246)        19,016

Cash flows from investing activities:

  Proceeds from sale of equipment                          109            184
  Additions to property, plant and equipment           (14,436)       (18,421)
  Net change in short-term investments                  (1,853)         4,026
                                                      --------       --------
Net cash used in investing activities                  (16,180)       (14,211)

Cash flows from financing activities:

  Payment on capital lease obligation                     (231)          (401)
  Proceeds from sale of common stock, net                1,592          1,606
                                                      --------       --------

Net cash provided by financing activities                1,361          1,205

Net increase (decrease) in cash and equivalents        (22,065)         6,010
Cash and equivalents at beginning of period             49,100         47,394
                                                      --------       --------
Cash and equivalents at end of period                   27,035         53,404
Short-term investments                                  39,535         35,483
                                                      --------       --------
Total cash, cash equivalents, and short-term
  investments                                         $ 66,570       $ 88,887
                                                      ========       ========

Supplemental cash flow information:
  Interest payments                                   $  4,871       $  4,907
  Tax payments                                           3,187            324


See accompanying notes.

                             MICROPOLIS CORPORATION
                             ----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                               SEPTEMBER 30, 1994
                               ------------------

                                  (Unaudited)



NOTE  1.  General
- - -----------------

          The accompanying condensed consolidated financial statements have not been audited by independent auditors but, in the opinion of the Company, such unaudited statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position as of September 30, 1994 and the consolidated results of operations for the three- and nine-month periods ended September 30, 1994 and September 24, 1993 and cash flows for the nine-month periods ended September 30, 1994 and September 24, 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nevertheless, the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. Interim results are not indicative of the results for the full fiscal year.

          These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Securities and Exchange Commission.

NOTE 2.  Inventories
- - --------------------

          Inventories are stated at the lower of standard cost, which approximates first-in, first-out, or market:

                                        September 30,       December 25,
                                           1994                1993
                                        -------------       ------------

     Raw materials and purchased parts    $21,237             $18,776
     Work in process                       17,312              22,245
     Finished goods                        12,240              18,656
                                          -------             -------
                                          $50,789             $59,677
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

                             MICROPOLIS CORPORATION
                             ----------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


RESULTS OF OPERATIONS
- - ---------------------

Three Months Ended September 30, 1994 Compared to Three Months Ended September
- - ------------------------------------------------------------------------------
24, 1993
- - --------

          Net sales decreased 12% to $79.3 million in 1994 as compared to $90.5 million in 1993. The decrease in revenues was primarily attributable to a decrease in shipments of 5 1/4-inch drives with capacities of 2.4 gigabytes
(GB) and below, offset in part by an increase in shipments of the Company's 3 1/2-inch drives. OEM revenues declined by 61% in 1994 as compared to 1993 while sales made by the Storage Systems Division increased by 21%. The decline in OEM sales is principally due to the continued decrease in shipments of the Company's
5 1/4-inch drives.   The increase in the Storage Systems Division sales was
attributable to high capacity 3 1/2-inch drives and storage subsystems products. Backlog as of September 30, 1994 was $58.2 million as compared to $43.2 million at September 24, 1993. The increase in backlog is attributable to the new high capacity drives and subsystems, offset by a decline in orders for the older 5 1/4-inch drives with rotational speeds of 3600 rpm.

          Cost of sales as a percent of sales increased to 85.6% in 1994 from 84.6% in 1993 resulting in a gross margin of 14.4% as compared to 15.4% in 1993. The decrease in margin was the result of higher sales of lower margin 3 1/2-inch drives versus high margin 5 1/4-inch drives and significant price erosion in the 3 1/2-inch products. This was partially offset by initial shipments of the Company's new high capacity drives, combined with an increased level of shipments of subsystem products.

          Research and development expenses increased to 14.1% of sales in 1994 as compared to 10.6% in 1993. The percentage increase is the result of lower sales and an increase in spending of $1.6 million. The increase in spending was a result of research and development on the Company's high capacity 3 1/2-inch drives, greater than 3.6 GB 5 1/4-inch drives, subsystem products and research and development on disk substrates.

          Selling, general and administrative expenses were 13.2% of sales in 1994 as compared to 11.9% in 1993. The percentage increase is primarily the result of lower sales.

          The restructuring charge of $5.5 million in 1993 relates to separation costs recognized in connection with the Company's reduction of 205 professional and administrative personnel, or about 14% of such workforce, a reduction of manufacturing employees and the write-down of certain assets which were no longer in use due to changes in the Company's near term production requirements and new product specifications.

          Interest expense was $1.3 million in 1994 (1.6% of sales) which is comparable to the same period a year ago. Interest income was $555,000 as compared to $667,000 in 1993 as a result of lower cash balances.

          As a result of the above, loss before income taxes was $10.9 million in 1994 as compared to $12.9 million in 1993. The Company's income tax provision benefits from the tax holiday afforded the Company's Singapore operation, which will remain in effect through August 2004. The tax holiday afforded the Company's Thailand operation expired December 1993. The effect on net income and earnings per share of the income tax exemptions in Singapore and Thailand as compared to income taxes at the maximum statutory rates were approximately $654,000 and $.04 and $1.1 million and $.07 for the third quarter of 1994 and 1993, respectively. The expiration of the tax holiday in Thailand has not had a material effect on the results of operations in 1994. Net loss for 1994 was $10.9 million compared to $12.9 million in 1993.

          Progress on the new product introductions continued during the third quarter of 1994, with transfer of production of two new disk drive platforms to Singapore. Initial shipments of the Company's 9.1 GB 5 1/4-inch and 4.3 GB 3 1/2-inch drives began in September. In addition, the Company's Storage Systems Division announced and began initial shipments of its new open architecture hardware Raidion. The Company's Video Systems Division (VSD) also began volume production and shipments of a new video server, the AV Server 100 Series, now in use at a number of hotels in the United States. The Company expects revenues to increase in the fourth quarter of 1994; however, overall revenues and operating results remain strongly dependent upon the continued progress on new product ramps.

Nine Months Ended September 30, 1994 Compared to Nine Months Ended September
- - ----------------------------------------------------------------------------
24,1993
- - -- ----

          Net sales decreased 18.4% to $238.7 million in 1994 as compared to $292.6 million in 1993. The decrease in revenues was primarily attributable to a decrease in shipments of 5 1/4-inch drives with capacities of 2.4 GB and below, offset in part by an increase in shipments of the Company's 3 1/2-inch drives. OEM revenues declined by 61% in 1994 as compared to 1993 while sales made by Storage Systems Division increased by approximately 26%. The decline in OEM sales is principally due to the continued decrease in shipments of the Company's 5 1/4-inch drives. The increase in Storage Systems Division sales was attributable to high capacity 3 1/2-inch drives and storage subsystems products. Overall bookings for the first nine months of 1994 decreased by 9% from those in 1993 principally due to a decline in orders for the older 5 1/4-inch drives with rotational speeds of 3600 rpm, offset by an increase in orders for the new high capacity drives and subsystems.

          Cost of sales as a percent of sales increased to 87% in 1994 from 82% in 1993 resulting in a gross margin of 13% as compared to 18% in 1993. The decrease in margin was the result of higher sales of lower margin 3 1/2-inch drives versus high margin 5 1/4-inch drives.

          Research and development expenses increased to 13.4% of sales in 1994 as compared to 8.9% in 1993. The percentage increase is the result of lower sales and an increase in spending of $6 million. The increase in spending was a result of research and development on the Company's high capacity 3 1/2-inch drives, greater than 3.6 GB 5 1/4-inch drives, subsystem products and research and development of new disk substrates performed at Tulip Memory Systems.

          Selling, general and administrative expenses were 13.5% of sales in 1994 as compared to 11.0% in 1993. The percentage increase is primarily the result of lower sales.

          The restructuring charge of $5.5 million in 1993 relates to separation costs recognized in connection with the Company's reduction of 205 professional and administrative personnel, or about 14% of such workforce, a reduction of manufacturing employees and the write-down of certain assets which were no longer in use due to changes in the Company's near-term production requirements and new product specifications.

          Interest expense was $3.8 million in 1994 (1.6% of sales) which is comparable to the same period a year ago. Interest income was $1.6 million as compared to $1.8 million in 1993 as a result of lower cash balances.

          As a result of the above, loss before income taxes was $35.5 million in 1994 as compared to $14 million in 1993. The Company's income tax provision benefits from the tax holiday afforded the Company's Singapore operation, which will remain in effect through August 2004. The tax holiday afforded the Company's Thailand operation expired December 1993. The effect on net income and earnings per share of the income tax exemptions in Singapore and Thailand as compared to income taxes at the maximum statutory rates were approximately $1.6 million and $.11 and $4.8 million and $.33 for the first nine months of 1994 and 1993, respectively. The expiration of the tax holiday in Thailand has not had a material effect on the results of operations in 1994. Net loss for 1994 was $35.5 million compared to $14 million in 1993.


Liquidity and Capital Resources
- - -------------------------------

     Cash, cash equivalents and short-term investments decreased to $66.6 million as of September 30, 1994 from $86.8 million as of December 31, 1993.
Net cash used in operations of $7.2 million is primarily the result of operating losses, offset partially by a reduction in inventories of $8.9 million which is due principally to decreased work in process and finished goods inventory levels. Accounts payable and other accrued liabilities increased by $6.5 million from the fourth quarter of 1993 due to increased inventory receipts partially offset by an income tax payment made during the second quarter of 1994. The income tax payment was made as a result of an examination by the Internal Revenue Service for tax years 1986 through 1990. The payment of approximately $3 million had no impact on current operations.

     The Company's capital expenditures in the first three quarters of 1994 were $14.4 million as compared to $18.4 million in 1993. Capital expenditures related primarily to equipment and tooling to support the 3 1/2-inch form factor. The Company currently anticipates that its 1994 capital spending will be slightly lower than 1993 and will be principally for equipment and tooling required for the Company's new products.

     The Company has a $33 million credit facility. The availability under the facility is a function of the level of eligible receivables and borrowings which are secured by substantially all of the Company's assets. The amount available under the facility as of September 30, 1994 was $20 million (of which $3 million is reserved for an outstanding standby letter of credit).

     On November 7, 1994, the Company announced that it has entered into agreements to construct a 302,000 usable square foot facility in Singapore for a cost of SGD $41 million. Development plans call for completion in June 1996, at which time the Company's operations in Singapore will move from their current leased facilities to the new factory. A commitment for financing the factory has been obtained. Groundbreaking will take place on December 15, 1994.

     The Company believes that cash on hand, internally generated funds and the credit facility will provide sufficient capital resources to finance operations, fund planned capital expenditures and pay interest on outstanding debt for the next twelve months.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a) Exhibits
        --------

        Exhibit 27  Article 5 FDS for 3rd Quarter 10-Q


     b) Reports on Form 8-K
        -------------------

        No report on Form 8-K has been filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 11, 1994.



                                  MICROPOLIS CORPORATION


                                By   /s/ Stuart P. Mabon
                                  ----------------------
                                         Stuart P. Mabon
                               Chairman of the Board, President
                                  and Chief Executive Officer



                                By   /s/ Dale J. Bartos
                                  ---------------------
                                         Dale J. Bartos
                               Senior Vice President - Finance and
                                     Chief Financial Officer