Form 10-K405
MICROPOLIS CORP
filed 1995-03-30
CIK 718865

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 30, 1994
(  ) Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
For the transition period from               to
                               -------------    --------------
     Commission File Number:  0-12046
                              -------

                             MICROPOLIS CORPORATION
          ----------------------------------------------------------
(Exact name of Registrant as specified in its charter)

                 Delaware                                  95-3093858
        ----------------------------                 ----------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

 21211 Nordhoff Street, Chatsworth, California                  91311
 --------------------------------------------------------------------------
 (Address of principal executive offices)                      Zip Code

Registrant's telephone number, including area code    (818)  709-3300
                                                      ---------------------
Securities registered pursuant to Section 12(b) of the Act:    None
                                                               ----
Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $1.00 par value
                         -----------------------------
                               (Title of class)

               6% Convertible Subordinated Debentures due 2012
    -----------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    X                      No
                    --------                      --------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 3, 1995 was approximately $83,338,551.

The number of shares outstanding of registrant's common stock as of March 3,1995: 15,326,630.

                     Documents Incorporated by Reference:
                     -----------------------------------

   Parts of the Proxy Statement for Registrant's 1995 Annual Meeting of Stockholders (the "1995 Proxy Statement") are incorporated by reference to Part III of this Form 10-K Report.

                             MICROPOLIS CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                               December 30, 1994


                               TABLE OF CONTENTS



                                     PART I

                                                                   Page
                                                                   ----
Item  1.      Business...........................................   3
Item  2.      Properties.........................................   9
Item  3.      Legal Proceedings..................................   9
Item  4.      Submission of Matters to a Vote of Security Holders   9

                                    PART II

Item  5.      Market for Registrant's Common Equity and Related
                Stockholder Matters..............................   10
Item  6.      Selected Financial Data............................   10

Item  7.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations..............   10
Item  8.      Financial Statements and Supplementary Data........   10

Item  9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.............   10

                                    PART III

Item  10.     Directors and Executive Officers of the Registrant.   11
Item  11.     Executive Compensation.............................   12

Item  12.     Security Ownership of Certain Beneficial Owners
                 and Management. ................................   12
Item  13.     Certain Relationships and Related Transactions.....   12

                                    PART IV

Item  14.     Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K.............................   13


                                     PART I



ITEM 1.  BUSINESS
-----------------

   Micropolis Corporation was incorporated in California in December 1976. In April 1987, the Company was reincorporated in Delaware. Unless the context otherwise indicates, the terms "Micropolis" and "Company" refer to Micropolis Corporation and its consolidated subsidiaries.

   Micropolis is a leading designer and manufacturer of SuperCapacity disk drives, information storage subsystems and video systems. The Company's disk drives are exclusively in the 3 1/2-inch and 5 1/4-inch form factors, with capacities ranging in 1994 from 1 Gigabyte ("GB") to 9 GB. The Company also offers storage subsystem products that incorporate certain of the disk drives described below, known as the Raidion and Microdisk. In addition, in 1994 the Company introduced a line of video servers which provide video-on-demand for up to 64 individual users.

   The Company sells its products directly to original equipment manufacturers ("OEMs") and systems integrators and through independent distributors and value added resellers ("VARs") for resale to end users. The Company's OEM customers include Auspex Systems, Inc., Hewlett-Packard Company, Electronic Data Systems and Stratus Computer. The Company's distribution customers include Tech Data Corporation, Ingram Micro Corporation, Avnet EMG, Alliance Peripheral Systems, Bell Microproducts, Inc., Megabyte EDV, and Insight Direct, Inc.

RECENT DEVELOPMENTS
-------------------

   During the first quarter of 1995 the Company experienced a steep drop in revenues as a result of sharply lower orders for the Company's 4 and 9 GB drives in the distribution channel than had been previously anticipated by the Company. In addition, the Company experienced a component problem, and other technical issues, which effectively shut down production of its 2 GB Taurus drive for most of the quarter. As a result, cash will decrease substantially from the levels reported as of December 30, 1994 and losses will be incurred in the first and second quarters of 1995.

   Several measures have been taken to stabilize the situation. Shipments of a 2 GB Capricorn drive have been initiated. To address the problems affecting production of the Taurus 2, the Company has assembled an engineering team in Singapore to identify the root causes of the component and technical issues. The technical solutions are in the process of being validated, and the validation is expected to be completed early in the second quarter of 1995. To stimulate end user customer demand through the distribution channel for the 4 and 9 GB drives, the Company has initiated significant sales promotion activity.

   To reduce operating expenses and improve near term cash flow, the Company has initiated cost savings measures by cutting certain programs and other costs which are not essential to near term plans. These measures include a work force reduction as discussed under "Employees" below. The Company has also received a commitment for a 2 year extension of its asset-based line of credit. Availability under the line is a function of the level of eligible accounts receivable. The Company's liquidity is discussed further under "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 4 of the 1994 Annual Report, filed as Exhibit 13.1 hereto.

PRODUCTS
--------

   The Company's product lines focus on three main markets: SuperCapacity disk drives, storage subsystems and video systems.


SuperCapacity Disk Drives

   The core of the Company's product offerings consists of high-performance, high-capacity Winchester disk drives used in mission critical, network file server and multimedia applications. In 1994, these disk drives comprised 88% of the Company's total revenues.

   The Company's drives are primarily available with the industry standard SCSI (Small Computer Serial Interface) interface. The Company is in the process of developing a new line of SSA (Serial SCSI Architecture) drives which are expected to be available in 1995. SSA drives enable significantly enhanced connectivity when compared to the SCSI interface. In addition, the Company sells disk drives that have been optimized for specific market niches. Included among these drives are the Company's "AV" drives, where the internal firmware has been modified to make these drives uniquely appropriate to large block data types, such as audio and video files.

   During 1993 and 1994, the Company developed a new line of disk drive products that is code-named "Javelin." This series of products encompasses the Taurus 2, a 3 1/2-inch, 1 inch high, 2 GB drive with a rotational speed of 7200 rpm; the Capricorn 4, a 3 1/2-inch, full-height, 4.3 GB drive with a rotational speed of 7200 rpm, and the Scorpio 9, a 5 1/4-inch, full-height, 9 GB drive with a rotational speed of 5400 rpm. Increased rotational speeds enable the drive to demonstrate faster access times and otherwise increased performance. The Javelin series of disk drives is characterized by a high degree of commonality in technology. These drives possess a greater degree of integration of hardware and software features across all three platforms than in previous models. The Javelin series, which began shipping in the third quarter of 1994, represented 18% of the Company's 1994 total revenues.

   The majority of the Company's revenues during 1994 related to products developed prior to 1994, including the Taurus 1, a 3 1/2-inch, 1 inch high, 1 GB drive; the Model 2217, a 3 1/2-inch full-height, 1.7 GB drive; and the Model 1936, a 5 1/4-inch, full-height, 3 GB drive, all with rotational speeds of 5400 rpm. The above products, including additional older generation products, represented 69% of total revenues in 1994.

Storage Subsystems

   The Company's storage subsystem products consist of the Raidion line of fault-tolerant disk arrays, and the Microdisk. The Raidion line encompasses a software-based array known as the Model LS (featuring 5 1/4-inch drives) and the Model LT (featuring 3 1/2-inch drives); and a hardware-based array which incorporates a proprietary disk array controller known as Gandiva. The software-based Raidion products have been optimized for use on the Novell Netware and IBM OS/2 operating systems. The hardware-based Raidion has been optimized to work with a greater number of operating systems, including Netware, OS/2, Microsoft Windows NT, Apple Macintosh and UNIX. The Microdisk product consists of an external storage device in a modular housing. The subsystems described above accounted for 9% of total revenues in 1994.

Video Systems

   During 1993 and 1994, the Company developed a line of video servers. The initial server was introduced in early 1994. These servers, dubbed the AV Server 100 and 200, enable 32 and 64 users, respectively, to view as many as 60 full length movies with VCR-like functionality. During 1994, sales of these servers were made primarily to the hospitality industry and represented 3% of total revenues. Sales of these servers are expected to decline in the first half of 1995, as the Company's major end customer, now under new management, determines how best to exploit its significant technology lead.

PRODUCT DEVELOPMENT
-------------------

   Micropolis' approach to product development is best characterized as being market driven, using a technology strategy that incorporates the latest reliably available components and software. Being market driven means that Micropolis' engineers work closely with its sales force and with its customers to determine the appropriate prioritization of new product development efforts, as well as to establish product specifications. In general, this approach is designed to reduce time to market with products which have a broader set of potential customers.

   The technology strategy utilizes a basic set of mechanics and develops that set of mechanics from its initial capacity to higher capacities by expanding the electronic and head/media technology. For example, the Company's Aquarius 2 Series 1.7 GB, full-height 3 1/2-inch drive began with an 8-disk, 16-head mechanical assembly. That same basic set of mechanics is still being employed today in the newer 10 platter, 4.3 GB drive known as the Model 3243.

   In 1994, the Company began the development of a new line of drives, known as the "Tomahawk" series. The Company anticipates that these drives, featuring MR (Magneto-Resistive) head technology that doubles previous capacities, could become available in late 1995.

   The disk drive business is characterized by rapidly changing technology and user needs which require the continual development and introduction of new products. Although the Company believes its strategy of focus and specialization in the high-performance segment of the market, and an increased emphasis on time to market, improves the rate of new product introduction, no assurance can be given that the Company will be able to complete successfully the design or introduction of its new products in a cost-effective and timely manner, or that such products will perform to specifications. The introduction of new products also requires the Company to manage its inventory carefully to minimize inventory obsolescence. The failure to achieve any of these objectives could have a material adverse effect on the Company's financial position and results of operations.

   Research and development expenses for fiscal 1994, 1993 and 1992 were $43,648,000, $36,112,000 and $27,868,000, respectively. The Company anticipates its 1995 research and development expenses will be somewhat less than those of 1994. The Company will continue to focus on the introduction of new 5 1/4-inch and 3 1/2-inch SuperCapacity drives, storage subsystems and video systems products; however, it plans to discontinue funding of Tulip Memory Systems and a digital disk recorder program and has made other expense cuts in the engineering area.

MANUFACTURING
-------------

   The Company's manufacturing strategy is to rely principally on outside vendors to supply high-level subassemblies and component parts, in contrast to certain of its principal competitors, which are substantially vertically integrated. The Company's manufacturing operations consist primarily of the assembly of Head Positioner Assemblies ("HPAs") and the final assembly and testing of disk drives. Micropolis maintains two principal manufacturing sites, both located in Southeast Asia. The labor-intensive manufacture of HPAs takes place in the Company's Bangkok facility, which was established in 1988. The Company's Singapore facility established in 1986 accounts for substantially all final production and test of the Company's disk drives. In addition, Micropolis maintains a pilot production line at its Chatsworth, California headquarters. This line is employed to assemble new products used in evaluation testing by its customers prior to their transfer to the offshore operations. During 1994, Micropolis manufactured approximately 379,000 disk drives. The Company believes that its current facilities are adequate for its near-term production requirements.

   Micropolis has made a substantial investment in automating disk drive production at its Singapore facility. The Company believes that its investment in automation will result in both quality and process yield improvements. A team of experienced production automation engineers, located in Singapore, focuses on identifying processes where automation can be particularly useful and developing new procedures with a goal of long-term savings.

   Continued improvement in manufacturing process capabilities and reduced materials and manufacturing costs are critical factors affecting the Company's financial position and results of operations. The Company continues to change the manufacturing processes for many of its products and must carefully manage the transfer of production of its newer products to its overseas operations. There can be no assurance that such changes and transfers will be implemented in a cost-effective and timely manner. During 1995, the Company plans to increase its production of its Javelin class drives. In late 1995, the Company plans to introduce the successors to the current Javelin class, known as Tomahawk, which employ magneto-resistive head technology that doubles present capacities. Delays or problems encountered in any of the foregoing could have a material adverse effect on the Company's financial position and results of operations. In addition, if for any reason the Company were to have a prolonged interruption in any of its manufacturing facilities, the Company's financial position and results of operations could be materially adversely affected.

   A component problem, and other technical issues effectively shut down production of the Company's Taurus 2, 2 GB 3 1/2-inch drive for most of the first quarter of 1995. To address this situation, the Company has assembled an engineering team in Singapore to identify the root causes of the component and technical issues. The technical solutions are in the process of being validated, and the validation is expected to be completed early in the second quarter of 1995.

   The Company's manufacturing process requires high volumes of high quality components. Several of the critical components used in the Company's disk drives are available only from single or limited sources. The Company has had and continues to have difficulties in obtaining certain components, and there can be no assurance that such difficulties will not occur in the future. A prolonged interruption or reduction in supply of quality components, rework costs associated with defective components or the inability to obtain continued reduction in component prices would adversely affect the Company's financial position and results of operations and could damage customer relationships.

MARKETING
---------

   The Company's direct sales force sells Micropolis disk drives to OEMs, distributors and VARs. The Company maintains eight domestic sales offices. In 1994, approximately 21% of total sales were made to OEMs, with the remainder to independent distributors and VARs. International operations are an important element of the Company's sales mix. In 1994, export sales (sales to customers outside of North America) comprised approximately 31% of total sales. The Company maintains a European sales network of five offices, with wholly-owned subsidiaries operating in Germany, England, France, Sweden and Italy. These offices support sales in Europe to both U.S.

and European-based OEMs and European-based independent distributors. The Company has expanded its sales and marketing efforts in the Asia/Pacific region with four offices: Japan, Taiwan, Australia and Singapore. In addition, the Company maintains a service and support operation in England.

   No customers accounted for more than 10% of total sales during 1994 or 1993. Digital Equipment Corporation accounted for 17.6% of sales in 1992. No other customer accounted for more than 10% of total sales during any of such years.

   The Company generally warrants its products against defects for periods from one to five years. The Company provides for estimated future product warranty costs when products are shipped. In addition, the Company generally grants trade credit to its customers, typically on net 30 day terms. Historically, the Company has not experienced significant bad debt write-offs. The Company also has policies and/or contractual agreements which allow distributors to receive price protection credit under certain circumstances when the Company lowers its sales prices. In addition, the Company permits customers to return products under certain circumstances. The Company makes a provision for the estimated amount of price protection credits and for product returns that may occur under these programs and contracts in the period of sale.

   The Company's products are sold principally through the Company's own sales force, which has offices in Chatsworth, San Jose and Irvine, California; Roswell and Lawrenceville, Georgia; Salem, New Hampshire; Branford, Connecticut; North Potomac, Maryland; Des Plaines, Illinois; Plano, Texas; Charlottesville, Virginia; Larkspur, Colorado; Reading, England; Munich, Germany; Massy, France; Milan, Italy; Jarfalla, Sweden; Singapore; Tokyo, Japan; Taipei, Taiwan; and N. Sydney, Australia. In addition, members of senior management, together with engineering, operations and marketing executives, participate actively in sales to major OEM customers. Independent distributors are also used in the United States and for certain markets abroad.

   Direct shipments from Chatsworth and Singapore are denominated in United States dollars; sales by the European subsidiaries, except Germany, are denominated in local currency. Although export sales are subject to certain restrictions, including approval by the Office of Export Administration of the United States Department of Commerce, such restrictions have not limited such sales.

BACKLOG AND VARIABILITY OF DEMAND
---------------------------------

   The Company's order backlog at February 3, 1995 was approximately $25.5 million compared with approximately $19.4 million at February 1, 1994. The increase in backlog was primarily attributable to orders and backlog for the Company's Javelin class drives offset partially by a decline in orders for the Company's 3.6 GB 5 1/4-inch drives.

   Backlog includes orders for which a delivery schedule has been specified by the customer and which the Company has agreed to ship within six months. Lead time for the release of purchase orders varies from month to month. For this reason and because changes in delivery schedules and cancellation of orders occur, the Company's backlog on a particular date may not be representative of future sales. The Company's customers place orders based on their own internal forecasts. If demand falls below forecast, the customer may cancel or reschedule shipments previously ordered from the Company, a process that may be exacerbated by customers' inventory management practices. Accordingly, the Company may, at any time and with limited notice, experience a significant downturn in demand for its products. The Company's expectations of future net sales are based largely on its own estimate of future demand and not on firm customer orders. The Company's net sales may also be affected by its distributors' decisions as to the quantity of the Company's products to be maintained in their inventories. The Company's expenditures are based in part on management's estimate of future sales. If orders and net sales do not meet expectations, the Company generally will not be able to reduce expenses commensurately in the near term and therefore profitability would be adversely affected.

   During the first quarter of 1995, the Company faced an unanticipated shortfall in the demand in the distribution channel for its Capricorn 4 and Scorpio 9 disk drives. As a result, the Company now expects that its sales in the first and second quarters of 1995 will be down substantially from the levels recorded in the fourth quarter of 1994.

COMPETITION
-----------

   The disk drive industry is intensely competitive and characterized by significant price erosion over the life of a product. The Company believes that being first to market with new products is a critical element in the achievement of desired gross margins. Being first to market provides initial price advantages to the Company and the opportunity to accelerate learning and cost reduction curves due to increased production volumes.

   During 1993 and 1994, the Company experienced significant price erosion related to several of its products as a result of increased competition. Such pricing pressures negatively impacted the Company's operating results for 1993 and 1994.

   The Company's competition includes other independent domestic disk drive manufacturers, the disk drive divisions of both domestic and foreign (primarily Japanese) computer systems manufacturers and the captive disk drive manufacturing operations of some of its customers. The Company's principal competitors in the market for high-performance Winchester drives currently are Seagate Technology, Quantum Corporation, Fujitsu Corporation and Conner Peripheral Inc. In addition, the Company is experiencing increased competition from computer manufacturers such as International Business Machines and Hewlett Packard Company. In the high-performance market in which the Company competes, the principal dimensions of competition are generally data storage capacity, data transfer rate, average access time, form factor, timely delivery in quantity, reliability and price. Virtually all of the Company's competitors are much larger in size and have access to greater financial and other resources than the Company. The Company believes that its future success hinges on its ability to bring cost and feature-competitive products to market on a timely basis.

EMPLOYEES
---------

   As of February 3, 1995, the Company employed approximately 2,320 persons, including 452 in Engineering, 131 in Quality Assurance and Control, 1,489 in Manufacturing and Operations, 95 in Marketing and 153 in General Management and Administration. Competition for highly skilled employees is intense. The Company believes that its future success will depend on its continued ability to attract and retain qualified employees. None of the Company's employees is represented by a labor union, and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

   During March 1995, the Company announced and completed an 11% reduction in its workforces in the United States and Europe to reduce operating expenses and improve near term cash flow.

BUSINESS SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS
--------------------------------------------------

   The Company's operations are conducted within a single business segment. The information relating to foreign and domestic operations is incorporated by reference to page 16 of the 1994 Annual Report, filed as Exhibit 13.1 hereto.

ITEM 2.  PROPERTIES
-------------------

   The Company's principal executive and engineering offices and limited domestic manufacturing operations are located in Chatsworth, California, comprising a total of approximately 186,000 square feet. Of these facilities, one building with approximately 58,000 square feet is owned, and one building with approximately 128,000 square feet is leased at an annual rental of approximately $982,000 subject to annual change based on the Consumer Price Index. The original term of this 1988 lease was five years, with three five-year renewal options. In May 1993, the Company renewed the lease for an additional five years. Micropolis also leases on a month-to-month basis, a small amount of storage and parking space in Chatsworth.

   In Singapore, the Company leases approximately 56,000 square feet on three floors of one building, and an additional 12,000 square feet on another floor of the same building. The space is used in the Company's manufacturing operations. These leases, which provide for an annual rental of $791,000 and $150,000, respectively, expire in April 1996. The Company leases an additional 134,600 square feet for manufacturing on five floors of an adjacent building at an annual rental of approximately $1,743,000. This lease expires in April 1996.

   During December 1994, the Company began construction of a 302,000 usable square foot manufacturing facility in Singapore. The new facility is expected to be completed in 1996, at which time the Company's operations in Singapore will move from their current leased facilities to the new factory. The Company has obtained financing to fund the expenditures associated with the construction of the building. A thirty-year ground lease for the new facility provides for lease payments of approximately $616,000 annually.

   Micropolis owns a building with approximately 37,000 square feet in Bangkok, Thailand which is used for manufacturing Head Positioner Assemblies and other disk drive sub-assemblies. In addition, the Company leases approximately 20,400 square feet in two separate locations adjacent to the main manufacturing site. These leases, which extend for one year each, expire in August of 1995, and both are currently being renegotiated.

   Micropolis also leases sales offices in San Jose and Irvine, California; Roswell, Georgia; Salem, New Hampshire; Branford, Connecticut; Des Plaines, Illinois; Plano, Texas; Charlottesville, Virginia; Larkspur, Colorado; Reading, England; Munich, Germany; Massy, France; Milan, Italy; Jarfalla, Sweden; Singapore; Tokyo, Japan; Taipei, Taiwan; and N. Sydney, Australia.

   The Company believes that its current facilities are well maintained and are adequate for its near-term production requirements. The Company is presently at approximately 50% of capacity.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

   The Company is involved in routine legal matters and contingencies in the ordinary course of business which management believes will not have a material effect upon the Company's financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

   Not Applicable

                                    PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
-------  -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

         The information required by this Item is incorporated by reference to Page 17 of the 1994 Annual Report, filed as Exhibit 13.1 hereto.


ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

         The information required by this Item is incorporated by reference to Page 1 of the 1994 Annual Report, filed as Exhibit 13.1 hereto.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

         The information required by this Item is incorporated by reference to Pages 2-4 of the 1994 Annual Report, filed as Exhibit 13.1 hereto.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

         The information required by this Item is incorporated by reference to Pages 5-18 of the 1994 Annual Report, filed as Exhibit 13.1 hereto.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------  ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

         Not Applicable

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

          The information concerning Directors required by this Item is incorporated by reference from Pages 2-3 of the 1995 Proxy Statement.


                     EXECUTIVE OFFICERS OF THE REGISTRANT
                     ------------------------------------

                                                                   Served as
   Name                   Age        Position                    officer since
   ----                   ---        --------                    -------------
Stuart P. Mabon           57   President, Chairman                     1976
                                 of the Board of Directors

Taroon C. Kamdar          49   President - Asia/Pacific Division       1991
                                 and General Manager,
                                 Storage Systems Division

Ericson M. Dunstan        62   Senior Vice President -                 1976
                                 Corporate Engineering

Barbara V. Scherer        39   Senior Vice President - Finance,        1988
                                 Chief Financial Officer and Treasurer


Nigel Macleod             40   Vice President - Engineering            1992


Donald McDonell           48   Vice President - Sales                  1992


Ralph R. McLaughlin       42   Vice President - Quality                1993


Howard E. Robinson, Jr.   51   Vice President - Materials              1993


Holly Sacks               45   Vice President - Marketing              1993


   MR. MABON has been President and Chairman of the Company since its organization in December 1976.

   MR. KAMDAR joined Micropolis in November 1991 as Senior Vice President, General Manager of the Storage Systems Division and in December 1992 was promoted to Executive Vice President - Storage Systems Division. In April 1993, Mr. Kamdar was promoted to President, Asia/Pacific Division. For more than five years prior to joining Micropolis, Mr. Kamdar held various executive positions at Maxtor Corporation including Senior Vice President, Marketing, Sales and Business Development.

   DR. DUNSTAN is Senior Vice President - Corporate Engineering and Secretary, and has served as an officer of the Company since December 1976.

   MS. SCHERER joined Micropolis in November 1987 as Treasury Director, and became Treasurer in October 1988. In November 1989, she became Vice President and Treasurer and in March 1995, was promoted to Senior Vice President - Finance and Chief Financial Officer. She was previously employed by the Boston Consulting Group from May 1985 to November 1987.

   MR. MACLEOD joined Micropolis in August 1992 as Vice President - Engineering. Prior to joining Micropolis, Mr. Macleod held various executive positions with Rodime Corporation.

   MR. MCDONELL joined Micropolis in August 1986 as Director of Distribution and Retail Marketing and became Director of Resale-Marketing in November 1986. In December 1991, he became Director of Sales - Western Region and in January 1993, was promoted to Vice President - Sales, Storage Systems Division.

   MR. MCLAUGHLIN joined Micropolis in May 1993 as Vice President - Quality Control. He was previously employed by Silicon Graphics Computer Systems from August 1987 to July 1992 as Director of Corporate Quality Assurance and Manufacturing Engineering.

   MR. ROBINSON joined Micropolis in June 1993 as Vice President - Materials. He held various executive positions in Conner Peripherals, Inc. from September 1992 to June 1993, Hughes, Robinson & Associates Management Consulting from October 1991 to August 1992, and Maxfactor Corporation from April 1988 to September 1991.

   MS. SACKS joined Micropolis in January 1992 as Director of Marketing, Storage Systems Division and in 1993 was promoted to Vice President - Marketing, Storage Systems Division. She held various management positions in Xerox Corporation from February 1990 to December 1992 and Genicom Corporation from September 1988 to February 1990.

   Officers serve at the discretion of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

          The information required by this Item is incorporated by reference from Pages 6-9 of the 1995 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------  ---------------------------------------------------
          MANAGEMENT
          ----------

          The information required by this Item is incorporated by reference from Pages 4-5 of the 1995 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

          The information required by this Item is incorporated by reference from Pages 7-8 of the 1995 Proxy Statement.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           -------------------------------------------------------
           FORM 8-K
           --------

    (a)    The following documents are filed as a part of this Report:

           1. Financial Statements. The following Consolidated Financial Statements of Micropolis Corporation and Report of Independent Auditors are incorporated by reference in Item 8:

              Consolidated Balance Sheets -- December 30, 1994 and December 31, 1993.

              Consolidated Statements of Operations -- Years Ended December 30, 1994, December 31, 1993 and December 25, 1992.

              Consolidated Statements of Shareholders' Equity -- Years Ended December 30, 1994, December 31, 1993 and December 25, 1992.

              Consolidated Statements of Cash Flows -- Years Ended December 30, 1994, December 31, 1993 and December 25, 1992.

              Notes to Consolidated Financial Statements.

              Report of Independent Auditors.

           2. Financial Statement Schedules. The following consolidated financial statement schedule of Micropolis Corporation is filed as part of the Report and should be read in conjunction with the Consolidated Financial Statements of Micropolis Corporation:

           SCHEDULE                                  PAGE
           --------                                  ----

             II    Valuation and Qualifying Accounts  S-2

           Schedules not listed above have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

           3. Exhibits:

              INCORPORATED BY REFERENCE
              -------------------------

              3.1       Certificate of Incorporation (1)

              3.2       By-Laws, as amended to date (2)

              4.1 Indenture, dated March 15, 1987, between Micropolis Corporation and First Interstate Bank of California as trustee, relating to $75,000,000 principal amount of 6% Convertible Subordinated Debentures due 2012 (3)

              4.2 Rights Agreement dated as of May 1989 between the Company and First Interstate Bank of California (4)

              10.15     *Micropolis Corporation Employees' Stock Purchase Plan
                         (5)

              10.19     *Micropolis Corporation Employee Savings and Retirement
                         Plan (6)

              10.20     *Form of Indemnification Agreement between the Company
                         and each of its directors and officers (7)

              10.21     *Executive and Key Employees' Stock Option Plan, dated
                         October 1987 (1)

              10.22     *Directors' Stock Option Plan, dated October 1987 (1)

              10.23     *Form of Incentive Stock Option Agreement for Executive
                         and Key Employees' Stock Option Plan, dated October 1987 (1)

              10.24     *Form of Non-Qualified Stock Option Agreement for
                         Executive and Key Employees' Stock Option Plan, dated October 1987 (1)

              10.26     *Form of Stock Option Agreement for Directors' Stock
                         Option Plan, dated October 1987 (1)

              10.30     *Offer letter agreement between Micropolis Corporation
                         and Robert G. Wallstrom (8)

              10.31     *First Amendment to Micropolis Corporation Employee
                         Savings and Retirement Plan (8)

              10.32     *Second Amendment to Micropolis Corporation Employee
                         Savings and Retirement Plan (8)

              10.33     *Third Amendment to the Micropolis Corporation Employee
                         Savings and Retirement Plan (8)

              10.34     *Fourth Amendment to Micropolis Corporation Employee
                         Savings and Retirement Plan (8)

              10.35 Loan Agreement between the Company and CIT Group Business Credit (8)

              10.37     *Severance Agreement between Micropolis Corporation and
                         Taroon Kamdar (9)

              10.38     *Severance Agreement between Micropolis Corporation and
                         Robert Ganter

              10.39     *Severance Agreement between Micropolis Corporation and
                         Nigel Macleod (10)


-----------------------------------------
*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K Report pursuant to Item 14 (c).

           10.40        *Summary of Stock Appreciation Bonus Plan (10)

           10.41        *Summary of Storage System Division Bonus Plan (10)

           10.42        *Summary of Key Performance Bonus Plan (10)

           10.43        *Severance Agreement between Micropolis Corporation and
                         Joel Appelbaum (11)

           10.44        *Amendment to the Micropolis Corporation Employee Stock
                         Purchase Plan. (12)

           10.45        *Amended and Restated Stock Option Plan for Independent
                         Directors of Micropolis Corporation. (12)

           10.46        *Stock Option Plan for Executive and Key Employees of
                         Micropolis Corporation, as amended. (12)

           FILED HEREWITH
           --------------

           13.1         Annual Report to Shareholders

           21           Subsidiaries of Registrant

           23           Consent of Independent Auditors  (See Exhibit 23)

           27           Article 5 Financial Data Schedule for 1994 10-K
           ---------------------------------------------
           (1) Incorporated by reference to Exhibits 3.1, 10.21, 10.22, 10.23, 10.24 and 10.26, respectively, filed in the Company's Annual Report on Form 10-K, for the fiscal year ended December 25, 1987.

           (2) Incorporated by reference to Exhibit 3.2 filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1988

           (3) Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3
                 No. 33-12374.

           (4) Incorporated by reference to Exhibit I filed in the Company's Form 8-K Report dated June 2, 1989.

           (5) Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8
                 No. 2-90423.

-----------------------------------------
*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K Report pursuant to Item 14 (c).

           (6)   Incorporated by reference to Exhibits 10.18 and
                 10.19 respectively, filed in the Company's Annual Report on Form 10-K for the fiscal year ended
                 December 27, 1985.

           (7) Incorporated by reference to Exhibit D of the Company's Proxy Statement for the 1987 Annual
                 Meeting of Shareholders.

           (8) Incorporated by reference to Exhibits 10.30, 10.31, 10.32, 10.33 and 10.34, respectively, filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

           (9) Incorporated by reference to Exhibits 10.36 and 10.37, respectively, filed in the Company's
                 Annual Report on Form 10-K for the fiscal year ended December 27, 1991.

          (10)   Incorporated by reference to Exhibits 10.39, 10.40,
                 10.41 and 10.42, respectively, filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

          (11) Incorporated by reference to Exhibit 10.43 filed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 1994.

          (12) Incorporated by reference to Exhibits 10.44, 10.45 and 10.46, respectively, filed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1994.

   (b) No reports on Form 8-K were filed by the Registrant during the fourth quarter ended December 30, 1994.

   (c) Those exhibits, and the index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto or incorporated by reference herein.

                                   SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MICROPOLIS CORPORATION


Dated:  March 29, 1995        By: Barbara V. Scherer
                                  -------------------------------------
                                  Barbara V. Scherer
                                  Senior Vice President - Finance,
                                  Chief Financial Officer and Treasurer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.


SIGNATURE                      TITLE                          DATE
---------                      -----                          ----

Stuart P. Mabon         President and Chairman of             March 29, 1995
-------------------     the Board (Chief Executive
Stuart P. Mabon         Officer)



Barbara V. Scherer      Senior Vice President - Finance,      March 29, 1995
---------------------   Chief Financial Officer and
Barbara V. Scherer      Treasurer
                        (Principal Financial Officer)


Lee N. Hilbert          Corporate Controller                  March 29, 1995
--------------          (Principal Accounting Officer)
Lee N. Hilbert



Ericson M. Dunstan      Senior Vice President-                March 29, 1995
--------------------    Corporate Engineering, Director
Ericson M. Dunstan



Chriss W. Street        Director                              March 29, 1995
-----------------
Chriss W. Street



Theodore J. Smith       Director                              March 29, 1995
---------------------
Theodore J. Smith

                             MICROPOLIS CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


               YEARS ENDED DECEMBER 30, 1994, DECEMBER 31, 1993
                             AND DECEMBER 25, 1992




                              Balance       Additions              Balance at
                             beginning     charged to                end of
                              of year       expenses   Deductions*    year
                             ---------     ----------  ----------  ----------

1994:
-----

Allowance for doubtful       $1,375,000  $5,736,000  $2,650,000  $4,455,000
 accounts, customer returns
 and price protection

1993:
-----

Allowance for doubtful       $1,390,000  $  323,000  $  338,000  $1,375,000
 accounts, customer returns
 and price protection


1992:
-----

Allowance for doubtful       $1,460,000  $  671,000  $  741,000  $1,390,000
 accounts, customer returns
 and price protection


*Write-offs against reserves

                             MICROPOLIS CORPORATION
                               INDEX TO EXHIBITS
                                  (ITEM 14 (C)




                13.1   Annual Report to Shareholders

                21     Subsidiaries of Registrant

                23     Consent of Independent Auditors

                27     Article 5 Financial Data Schedule for 1994 10-K