Form 10-Q
period 1995-03-31
MICROPOLIS CORP
filed 1995-05-15
CIK 718865

                                   FORM 10-Q
                                   ---------


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                    ________________________________________

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1995

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________
                               to   ______________

Commission File Number: 0-12046


                            MICROPOLIS  CORPORATION
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


           Delaware                                          95-3093858
- --------------------------------------------        --------------------------
        (State or other jurisdiction of                  (I.R.S.  Employer
         incorporation or organization)                 Identification No.)


21211 Nordhoff Street, Chatsworth, California                  91311
- ---------------------------------------------        -------------------------
  (Address of principal executive offices)                    Zip Code


Registrant's telephone number, including area code    (818) 709-3300
                                                   ---------------------------


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

          Yes    X      No
                ---       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       May 5, 1995:  15,541,879 shares of Common Stock, $1.00 Par Value
       ----------------------------------------------------------------

                             MICROPOLIS CORPORATION
                             ----------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                     Page Number
                                                                     -----------
PART 1.   FINANCIAL INFORMATION

  Item 1  Financial Statements:

          Condensed Consolidated Balance Sheets at                        2
          March 31, 1995 and December 30, 1994


          Condensed Consolidated Statements of                            3
          Operations for the Three Months ended
          March 31, 1995 and April 1, 1994


          Condensed Consolidated Statements of                            4
          Cash Flows for the Three Months Ended
          March 31, 1995 and April 1, 1994

          Notes to Condensed Consolidated Financial                       5
          Statements


  Item 2  Management's Discussion and Analysis of                         6
          Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

  Item 6  Exhibit and Reports on Form 8-K                                 8

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MICROPOLIS CORPORATION
                             ----------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                      (In thousands, except share amounts)



                                                      March 31,    December 30,
                                                        1995          1994
                                                      ---------    ------------
                                                            (Unaudited)
ASSETS
- ------

Current assets:
  Cash, cash equivalents and
     short-term investments                            $ 47,296        $ 63,216
  Accounts receivable, net                               27,284          61,724
  Inventories                                            65,485          56,746
  Other current assets                                    4,124           6,405
                                                       --------        --------

      Total current assets                              144,189         188,091

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization              44,986          44,252

Other assets                                              1,879           1,572
                                                       --------        --------

                                                       $191,054        $233,915
                                                       ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
  Accounts payable                                     $ 35,582        $ 46,388
  Other accrued liabilities                              21,538          20,681
                                                       --------        --------

      Total current liabilities                          57,120          67,069

Term Loan Facility                                        2,269               -
6% Convertible Subordinated Debentures                   75,000          75,000

Deferred income taxes                                     1,720           2,216

Shareholders' equity:
  Preferred stock, $1.00 par value, 2,000,000
     shares authorized, none issued                           -               -
  Common stock, $1.00 par value, 50,000,000
     shares authorized; 15,327,830 shares issued
     and outstanding (15,266,440 in 1994)                15,328          15,266
  Additional paid-in capital                            109,203         108,863
  Accumulated deficit                                   (69,586)        (34,499)
                                                       --------        --------

      Total shareholders' equity                         54,945          89,630
                                                       --------        --------

                                                       $191,054        $233,915
                                                       ========        ========

See accompanying notes.

                             MICROPOLIS CORPORATION
                             ----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                    (In thousands, except per share amounts)

                                                           Three Months Ended
                                                          ---------------------
                                                          March 31,    April 1,
                                                            1995        1994
                                                          ---------    --------
                                                               (Unaudited)
Net sales                                                 $ 40,899     $83,658
  Cost of sales                                             49,768      71,362
                                                          --------     -------
Gross profit (loss)                                         (8,869)     12,296
                                                          --------     -------

Operating expenses:
  Research and development                                  13,427      10,301
  Selling, general and administrative                       13,171      10,984
                                                          --------     -------
     Total operating expenses                               26,598      21,285
                                                          --------     -------

Loss from operations                                       (35,467)     (8,989)

  Interest income                                              547         512
  Interest expense                                          (1,333)     (1,283)
                                                          --------     -------

Loss before income taxes                                   (36,253)     (9,760)

  Income tax benefit                                         1,166           -
                                                          --------     -------

Net loss                                                  $(35,087)    $(9,760)
                                                          ========     =======

Loss per share                                            $  (2.29)    $ ( .65)
                                                          ========     =======

Weighted average common and common
  equivalent shares outstanding                             15,311      14,910
                                                          ========     =======


See accompanying notes.

                             MICROPOLIS CORPORATION
                             ----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                 (In thousands)

                                                          Three Months Ended
                                                         --------------------
                                                         March 31,   April 1,
                                                           1995        1994
                                                         ---------   --------
                                                              (Unaudited)
Cash flows from operating activities:
  Net loss                                               $(35,087)   $ (9,760)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                           5,393       5,697
     (Gain) loss on disposal of fixed assets                   (12)         50
     Deferred income taxes                                    (496)          -
     Increase (decrease) from changes in:
       Accounts receivable                                  34,440         540
       Inventories                                          (8,739)     15,095
       Other current assets                                  2,281       1,160
       Other assets                                           (325)        227
       Accounts payable and other
          accrued liabilities                               (9,948)    (13,282)
                                                         ---------   ---------

Net cash used in operating activities                      (12,493)       (273)

Cash flows from investing activities:

  Net change in short-term investments                      14,159     (11,221)
  Proceeds from sale of equipment                               35           -
  Additions to property, plant and equipment                (6,132)     (4,544)
                                                         ---------   ---------

Net cash provided by (used in) investing activities          8,062     (15,765)

Cash flows from financing activities:

  Payment on capital lease obligation                            -        (139)
  Increase in Term Loan Facility                             2,269           -
  Proceeds from sale of common stock, net                      401         220
                                                         ---------   ---------
Net cash provided by financing activities                    2,670          81

Net decrease in cash and equivalents                        (1,761)    (15,957)
Cash and equivalents at beginning of period                 37,720      49,100
                                                         ---------   ---------

Cash and equivalents at end of period                       35,959      33,143

Short-term investments                                      11,337      48,903
                                                         ---------   ---------

Total cash, cash equivalents and short-term investments  $  47,296   $  82,046
                                                         =========   =========

Supplemental cash flow information
  Interest payments                                      $   2,439   $   2,390
  Tax payments (recoveries)                              $    (963)  $      36

See accompanying notes.

                             MICROPOLIS CORPORATION
                             ----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 MARCH 31, 1995
                                 --------------

                                  (Unaudited)


NOTE  1.  General
- -----------------

      The accompanying condensed consolidated financial statements have not been audited by independent auditors but, in the opinion of the Company, such unaudited statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position as of March 31, 1995, and the consolidated results of operations and cash flows for the three-month periods ended March 31, 1995 and April 1, 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nevertheless, the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. Interim results are not necessarily indicative of the results for the full fiscal year.

      These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 1994 filed with the Securities and Exchange Commission.

NOTE 2.  Inventories
- --------------------

      Inventories are stated at the lower of standard cost, which approximates first-in, first-out, or market:

                                            March 31,   December 30,
                                              1995          1994
                                            ---------   ------------

     Raw materials and purchased parts        $21,014     $ 18,634
     Work in process                           27,452       20,771
     Finished goods                            17,019       17,341
                                              -------     --------
                                              $65,485     $ 56,746
                                              =======     ========

NOTE 3.  Per Share Information
- ------------------------------

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Results of Operations
- ---------------------

Three Months Ended March 31, 1995 Compared to Three Months Ended April 1, 1994
- ------------------------------------------------------------------------------

     Net sales decreased 51.1% to $40.9 million in the first quarter of 1995 as compared to $83.7 million in the first quarter of 1994. OEM revenues declined by 37% in the 1995 quarter as compared to the 1994 quarter and sales made by the Storage Systems Division decreased by approximately 62%. During the first quarter of 1995 the Company experienced sharply lower orders in the distribution channel than anticipated for its 4 gigabyte (GB) 3 1/2-inch and 9 GB 5 1/4-inch drives. In addition, a component problem, and other technical issues, effectively shut down production of the Company's 2 GB 3 1/2-inch drive for most of the quarter. The Company has evaluated the technical and component issues relating to the 2 GB 3 1/2-inch drive, has validated the technical solutions and has resumed production. Backlog as of March 31, 1995 was $32.6 million as compared to $25.3 million at April 1, 1994. The increase in backlog is the result of demand for the Company's 2 GB 3 1/2-inch drives, which were out of production for most of the first quarter, and increasing demand for the Company's 9 GB 5 1/4-inch drives in the OEM channel.

     Cost of sales as a percent of sales increased to 121.7% in the first quarter of 1995 from 85.3% in the first quarter of 1994 resulting in a negative gross margin of 21.7% as compared to positive gross margin of 14.7% in the first quarter of 1994. The Company's negative gross margin in the first quarter of 1995 was attributable to price erosion in the 3 1/2-inch and 5 1/4-inch products, operating inefficiencies due to low volume production of the 2 GB drives, and a $6.3 million provision for materials which were to have been used in production of the 2 GB drives.

     Research and development expenses increased to 32.8% of sales in the first quarter of 1995 as compared to 12.3% in the first quarter of 1994. The percentage increase is the result of lower sales and an increase in expense of $3.1 million. The increase in expense was a result of costs associated with Tulip Memory Systems and research and development on the Company's high capacity 3 1/2-inch and 5 1/4-inch drives and subsystem products.

     Selling, general and administrative expenses were 32.2% of sales in the first quarter of 1995 as compared to 13.1% in the first quarter of 1994. The percentage increase is the result of lower sales and an increase in expense of $2.2 million. The increase in spending was the result of increased expenditures for advertising and sales promotion activities for new products, a work force reduction in the U.S. and Europe completed in March 1995, and the retention of outside assistance to help the Company in formulating and implementing its recovery plan.

     Interest expense was $1.3 million in the first quarter of 1995 (3.3% of sales) which is comparable to the same period a year ago. Interest income was $547,000 as compared to $512,000 in the first quarter of 1994, as a result of higher interest rates, offset by lower cash equivalents and short-term investment balances.

     As a result of the above, loss before income taxes was $36.3 million in 1995 as compared to $9.8 million in 1994. The Company enjoyed an income tax benefit of $1.2 million in the first quarter of 1995, representing a refund of certain foreign income taxes paid in a prior year. The Company's income tax provision benefits from the tax holiday afforded the Company's Singapore operation, which will remain in effect through August 2004. The effect on net income and earnings per share of the income tax exemption in Singapore as compared to income taxes at the maximum statutory rates was approximately ($1.5 million) and ($0.10) and $1.0 million and $.07 for the first quarters of 1995 and 1994, respectively. Net loss for 1995 was $35.1 million compared to $9.8 million in 1994.

Liquidity and Capital Resources
- -------------------------------

     Cash, cash equivalents and short-term investments decreased to $47.3
million as of March 31, 1995 from $63.2 million as of December 30, 1994.   Net
cash used in operations of $12.2 million is primarily due to the Company's net loss of $35.1 million and increase in inventory of $8.7 million, offset by a reduction in accounts receivable of $34.4 million, due principally to decreased sales in the quarter. Accounts payable and other accrued liabilities decreased by $9.9 million from the fourth quarter of 1994 due to decreased inventory receipts.

     The Company's capital expenditures in the first quarter of 1995 were $6.0 million as compared to $4.5 million in 1994. Capital expenditures related primarily to the construction of a new manufacturing facility in Singapore to replace the current leased facility and for equipment and tooling to support new products. The new facility is expected to be completed in 1996. The Company has obtained a term loan facility to fund the expenditures associated with the construction of the building. The Company currently anticipates that its 1995 capital spending will be substantially higher than in 1994 and will be principally for construction of the new manufacturing facility and for equipment and tooling required for the Company's new products.

     The Company has obtained a 2-year extension of its credit facility and has reset the size of the facility to $25 million, down from $33 million. The reduction in the size of the facility is not expected to have an impact on actual availability under the line over the next twelve months. The availability under the facility is a function of the level of eligible accounts receivable. Borrowings are secured by substantially all of the Company's assets. The amount available under the facility as of March 31, 1995 was $1.6 million (all of which is reserved for an outstanding standby letter of credit). The unusually low level of availability under the line is a function of the significant decline in accounts receivable.

     The Company anticipates a decrease in cash in the second quarter of 1995 principally as a result of continuing operating losses and a reduction in accounts payable liability from reduced purchasing activity. While the Company believes it has sufficient liquidity to meet its short term financial needs, should second quarter revenues prove to be significantly lower than currently anticipated, the Company may require additional financing. While the Company currently believes such financing could be obtained from its present lenders or other sources if needed, there can be no assurance as to the terms on which it would be available, if at all.

                          PART II  - OTHER INFORMATION
                          ----------------------------

                             MICROPOLIS CORPORATION
                             ----------------------



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a) Exhibits
            --------

            Exhibit 27   Article 5 FDS for 1st Quarter 10-Q


         b) Reports on Form 8-K
            -------------------

            A Report on Form 8-K was filed by the Company on January 24, 1995 and dated December 7, 1994 pursuant to Item 5 of Form 8-K ("Other Events"). The report related to certain amendments to the Company's By-Laws that were filed as an exhibit to such report.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 1995.



                                            MICROPOLIS CORPORATION



                                            By     /s/Stuart P. Mabon
                                              --------------------------------
                                                      Stuart P. Mabon
                                              Chairman of the Board, President
                                                  and Chief Executive Officer



                                            By     /s/Barbara V. Scherer
                                              ---------------------------------
                                                      Barbara V. Scherer
                                               Vice President - Finance, Chief
                                               Financial Officer and Treasurer