Form 10-Q
period 1995-06-30
MICROPOLIS CORP
filed 1995-08-14
CIK 718865

                                   FORM 10-Q
                                   ---------


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                    ________________________________________

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1995

                                       or

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________   to   ______________

Commission File Number: 0-12046


                            MICROPOLIS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                          95-3093858
---------------------------------------------       ----------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

21211 Nordhoff Street, Chatsworth, California                    91311
---------------------------------------------       ----------------------------
(Address of principal executive offices)                       Zip Code


Registrant's telephone number, including area code    (818) 709-3300


                                Not  Applicable
------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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


      August 4, 1995:  15,546,879 shares of Common Stock, $1.00 Par Value
      -------------------------------------------------------------------

                             MICROPOLIS CORPORATION
                             ----------------------


                               TABLE OF CONTENTS
                               -----------------

                                                       Page Number
                                                       -----------


PART 1.    FINANCIAL INFORMATION

  Item 1   Financial Statements:

          Condensed Consolidated Balance Sheets at             2
          June 30, 1995 and December 30, 1994


          Condensed Consolidated Statements of                 3
          Operations for the Three Months and
          Six Months ended June 30, 1995 and
          July 1, 1994


          Condensed Consolidated Statements of                 4
          Cash Flows for the Six Months Ended
          June 30, 1995 and July 1, 1994

          Notes to Condensed Consolidated                      5
          Financial Statements


  Item 2  Management's Discussion and Analysis of              6
          Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

  Item 4  Submission of Matters to a Vote of                   9
          Security Holders

  Item 6  Exhibit and Reports on Form 8-K                      9


                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

                             MICROPOLIS CORPORATION
                             ----------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                      (In thousands, except share amounts)

                                                       June 30,     December 30,
                                                         1995          1994
                                                       --------     ------------
                                                      (Unaudited)
ASSETS
------

Current assets:
  Cash, cash equivalents and
     short-term investments                             $ 42,001        $ 63,216
  Accounts receivable, net                                42,204          61,724
  Inventories                                             48,869          56,746
  Other current assets                                     2,963           6,405
                                                        --------        --------

      Total current assets                               136,037         188,091

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization               46,784          44,252

Other assets                                               1,917           1,572
                                                        --------        --------

                                                        $184,738        $233,915
                                                        ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                      $ 33,923        $ 46,388
  Other accrued liabilities                               20,951          20,681
                                                        --------        --------
      Total current liabilities                           54,874          67,069

Term Loan Facility                                         3,463               -
6% Convertible Subordinated Debentures                    75,000          75,000

Deferred income taxes                                      1,621           2,216

Shareholders' equity:
  Preferred stock, $1.00 par value, 2,000,000
     shares authorized, none issued                            -               -
  Common stock, $1.00 par value, 50,000,000
     shares authorized; 15,541,879 shares issued
     and outstanding (15,266,440 in 1994)                 15,542          15,266
  Additional paid-in capital                             110,168         108,863
  Accumulated deficit                                    (75,930)        (34,499)
                                                        --------        --------

      Total shareholders' equity                          49,780          89,630
                                                        --------        --------

                                                        $184,738        $233,915
                                                        ========        ========

See accompanying notes.

                             MICROPOLIS CORPORATION
                             ----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                    (In thousands, except per share amounts)

                                  (Unaudited)

                                    Three Months Ended             Six Months Ended
                                ----------------------------   -------------------------
                                  June 30,        July 1,        June 30,      July 1,
                                   1995            1994            1995         1994
                                ------------   -------------   ------------   ----------

Net sales                           $70,076        $ 75,761       $110,975     $159,419
  Cost of sales                      54,707          68,516        104,475      139,878
                                    -------        --------       --------     --------
Gross profit                         15,369           7,245          6,500       19,541
                                    -------        --------       --------     --------
Operating expenses:
  Research and development           10,352          10,577         23,779       20,878
  Selling, general and
   administrative                    10,270          10,691         23,441       21,675
                                    -------        --------       --------     --------
     Total operating expenses        20,622          21,268         47,220       42,553
                                    -------        --------       --------     --------
Loss from operations                 (5,253)        (14,023)       (40,720)     (23,012)
  Interest expense                   (1,489)         (1,256)        (2,822)      (2,539)
  Interest income                       419             486            966          998
                                    -------        --------       --------     --------
Loss before income taxes             (6,323)        (14,793)       (42,576)     (24,553)
  Provision (credit) for
   income taxes                          21               -         (1,145)           -
                                    -------        --------       --------     --------
Net loss                            $(6,344)       $(14,793)      $(41,431)    $(24,553)
                                    =======        ========       ========     ========
Loss per share                        $(.41)          $(.99)        $(2.70)      $(1.64)
                                    =======        ========       ========     ========

Weighted average common and
 common equivalent shares
 outstanding                         15,336          14,949         15,324       14,929
                                    =======        ========       ========     ========

See accompanying notes.

                             MICROPOLIS CORPORATION
                             ----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                 (In thousands)

                                                                Six Months Ended
                                                           -------------------------
                                                             June 30,        July 1,
                                                               1995           1994
                                                           -----------   -----------
                                                                 (Unaudited)
Cash flows from operating activities:
  Net loss                                                   $(41,431)    $(24,553)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                             10,679       11,911
     (Gain) loss on disposal of fixed assets                      (23)           3
     Deferred income taxes                                       (595)           -
     Increase (decrease) from changes in:
       Accounts receivable                                     19,520       (2,324)
       Inventories                                              7,877       20,674
       Other current assets                                     3,442          (69)
       Other assets                                              (382)         212
       Accounts payable and other
          accrued liabilities                                 (12,193)     (10,331)
                                                             --------     --------

Net cash used in operating activities                         (13,106)      (4,477)

Cash flows from investing activities:

  Net change in short-term investments                         11,642        1,033
  Proceeds from sale of equipment                                  23           83
  Additions to property, plant and equipment                  (13,175)      (9,005)
                                                             --------     --------

Net cash used in investing activities                          (1,510)      (7,889)

Cash flows from financing activities:

  Payment on capital lease obligation                               -         (231)
  Increase in Term Loan Facility                                3,463            -
  Proceeds from sale of common stock, net                       1,580        1,489
                                                             --------     --------
Net cash provided by financing activities                       5,043        1,258

Net decrease in cash and equivalents                           (9,573)     (11,108)
Cash and equivalents at beginning of period                    37,720       49,100
                                                             --------     --------

Cash and equivalents at end of period                          28,147       37,992

Short-term investments                                         13,854       36,649
                                                             --------     --------

Total cash, cash equivalents and short-term investments      $ 42,001     $ 74,641
                                                             ========     ========

Supplemental cash flow information
  Interest payments                                          $  2,785     $  2,504
  Tax payments (recoveries)                                  $   (499)    $  2,966

See accompanying notes.

                             MICROPOLIS CORPORATION
                             ----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 JUNE 30, 1995
                                 -------------

                                  (Unaudited)


NOTE  1.  General
-----------------

   The accompanying condensed consolidated financial statements have not been audited by independent auditors but, in the opinion of the Company, such unaudited statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position as of June 30, 1995, and the consolidated results of operations for the three and six month periods ended June 30, 1995 and July 1, 1994 and cash flows for the six-month periods ended June 30, 1995 and July 1, 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nevertheless, the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. Interim results are not necessarily indicative of the results for the full fiscal year.

   These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 1994 filed with the Securities and Exchange Commission.

NOTE 2.  Inventories
--------------------

   Inventories are stated at the lower of standard cost, which approximates first-in, first-out, or market:

                                            June 30,   December 30,
                                             1995         1994
                                            --------   ------------

     Raw materials and purchased parts       $11,055       $ 18,634
     Work in process                          23,401         20,771
     Finished goods                           14,413         17,341
                                             -------       --------
                                             $48,869       $ 56,746
                                             =======       ========

NOTE 3.  Per Share Information
------------------------------

     Loss per share is computed by dividing net loss by the weighted average number of shares of common stock and applicable common stock equivalents outstanding during the period. Primary and fully diluted loss per share are the same.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Results of Operations
---------------------

Three Months Ended June 30, 1995 Compared to Three Months Ended July 1, 1994
----------------------------------------------------------------------------

     Net sales decreased 7.5% to $70.1 million in the second quarter of 1995 as compared to $75.8 million in the second quarter of 1994. OEM revenues declined by 14% in the 1995 quarter as compared to the 1994 quarter and sales made by the Storage Systems Division decreased by approximately 5%. During the second quarter of 1995, the Company achieved significantly increased shipments in both the distribution and OEM channels for its SuperCapacity 2, 4 and 9 gigabyte (GB) drives as compared to the first quarter of 1995. However, shipments of these products in the second quarter of 1995 did not exceed shipments of the Company's
3.6 GB 5 1/4-inch and less than 2 GB 3 1/2-inch drives in the second quarter of 1994. Backlog as of June 30, 1995 was $24.3 million as compared to $32.6 million as of March 31, 1995 and $30.7 at July 1, 1994. The decline in backlog from the previous quarter is the result of reduced order lead times, particularly for the Company's 2 GB drives, which are now back in volume production.

     Cost of sales as a percent of sales decreased to 78.1% in the second quarter of 1995 from 90.4% in the second quarter of 1994 resulting in a gross margin of 21.9% in the 1995 quarter as compared to 9.6% in the 1994 quarter. The increase in margin during the second quarter of 1995 was a result of a greater mix of higher margin, higher capacity products.

     Research and development expenses increased to 14.8% of sales in the second quarter of 1995 as compared to 14.0% in the second quarter of 1994. The percentage increase is the result of lower sales, offset by a decrease in expense of $225,000. The decrease in expense was a result of lower costs associated with Tulip Memory Systems, offset by slightly higher research and development expenses on the Company's high capacity 3 1/2-inch and 5 1/4-inch drives and subsystem products.

     Selling, general and administrative expenses were 14.7% of sales in the second quarter of 1995 as compared to 14.1% in the second quarter of 1994. The percentage increase is the result of lower sales, offset by a decrease in expense of $421,000. The decrease in expense was the result of the Company's cost containment efforts initiated in March 1995.

     Interest expense was $1.5 million in the second quarter of 1995 (2.1% of sales) as compared to $1.3 million (1.7% of sales) in the second quarter of 1994, as a result of fees associated with the Company's Term Loan Facility. Interest income was $419,000 as compared to $486,000 in the second quarter of 1994, as a result of lower cash equivalent and short-term investment balances.

     As a result of the above, loss before income taxes was $6.3 million in 1995 as compared to $14.8 million in 1994. The Company's income tax provision benefits from the tax holiday afforded the Company's Singapore operation, which will remain in effect through August 2004. The effect on net income and earnings per share of the income tax exemption in Singapore as compared to income taxes at the maximum statutory rates was approximately $700,000 and $0.04 and $933,000 and $.06 for the second quarters of 1995 and 1994, respectively. Net loss for 1995 was $6.3 million compared to $14.8 million in 1994.

Six Months Ended June 30, 1995 Compared to Six Months Ended July 1, 1994
------------------------------------------------------------------------

     Net sales decreased 30.4% to $111.0 million in 1995 as compared to $159.4 million in 1994. OEM revenues declined by 26% in 1995 as compared to 1994 and sales made by Storage Systems Division decreased by approximately 33%. The decrease in revenues was primarily attributable to sharply lower orders than anticipated in the distribution channel during the first quarter of 1995 for the Company's 4 GB 3 1/2-inch and 9 GB 5 1/4-inch drives. In addition, a component problem, and other technical issues, effectively shut down production of the Company's 2 GB 3 1/2-inch drive for most of the first quarter of 1995. During the second quarter of 1995, the Company resumed full production of its 2 GB 3 1/2-inch drives and met the increased demand for these drives and its SuperCapacity 4 and 9 GB drives. Overall bookings for the first six months of 1995 decreased by 38% from those in 1994 principally due to lower orders during the first quarter of 1995 for the SuperCapacity 4 and 9 GB drives.

     Cost of sales as a percent of sales increased to 94.1% in 1995 from 87.7% in 1994 resulting in a gross margin of 5.9% as compared to 12.3% in 1994. The decrease in margin was the result of price erosion in the Company's 3 1/2-inch and 5 1/4-inch products, operating inefficiencies due to low volume production of the 2 GB drives, and a provision for materials which were to have been used in production of the 2 GB drives during the first quarter of 1995.

     Research and development expenses increased to 21.4% of sales in 1995 as compared to 13.1% in 1994. The percentage increase is the result of lower sales and an increase in spending of $2.9 million. The increase in spending was a result of costs associated with Tulip Memory Systems and research and development on the Company's high capacity 3 1/2-inch and 5 1/4-inch drives and subsystem products.

     Selling, general and administrative expenses were 21.1% of sales in 1995 as compared to 13.6% in 1994. The percentage increase is the result of lower sales and an increase in expense of $1.8 million. The increase in expense was the result of increased expenditures for advertising and sales promotion activities for new products, costs associated with a work force reduction in the U.S. and Europe completed in March 1995, and the retention of outside assistance to help the Company in formulating and implementing its recovery plan.

     Interest expense was $2.8 million in 1995 (2.5% of sales) as compared to $2.5 million (1.6% of sales) in the same period a year ago, primarily as a result of fees associated with the Company's Term Loan Facility. Interest income was $966,000 as compared to $998,000 in 1994.

     As a result of the above, loss before income taxes was $42.6 million in 1995 as compared to $24.6 million in 1994. The Company enjoyed an income tax benefit of $1.1 million in 1995, primarily representing a refund of certain foreign income taxes paid in a prior year. The Company's income tax provision benefits from the tax holiday afforded the Company's Singapore operation, which will remain in effect through August 2004. The effect on net income and earnings per share of the income tax exemption in Singapore as compared to income taxes at the maximum statutory rates was approximately ($800,000) and ($0.05) and $2.0 million and $.13 for the first six months of 1995, respectively. Net loss for 1995 was $41.4 million compared to a net loss of $24.6 million in 1994.

Liquidity and Capital Resources
-------------------------------

     Cash, cash equivalents and short-term investments decreased to $42.0
million as of June 30, 1995 from $63.2 million as of December 30, 1994.   Net
cash used in operations of $13.1 million is primarily due to the Company's net loss of $41.4 million and decrease in accounts payable of $12.2 million, offset by a reduction in accounts receivable of $19.5 million, due principally to decreased sales in the second quarter of 1995 compared to the fourth quarter of 1994. Accounts payable and other accrued liabilities decreased by $12.2 million from the fourth quarter of 1994 due to decreased inventory receipts.

     The Company's capital expenditures in the first half of 1995 were $13.2 million as compared to $9.0 million in 1994. Capital expenditures related primarily to the construction of a new manufacturing facility in Singapore to replace the current leased facility and for equipment and tooling to support new products. The new facility is expected to be completed in 1996. The Company has obtained a term loan facility to fund the expenditures associated with the construction of the building. The Company currently anticipates that its 1995 capital spending will be substantially higher than in 1994 and will be principally for construction of the new manufacturing facility and for equipment and tooling required for the Company's new products.

     The Company obtained a 2-year extension of its credit facility and reset the size of the facility to $25 million, down from $33 million. The reduction in size of the facility is not expected to have an impact on actual availability under the line over the next twelve months. The availability under the facility is a function of the level of eligible accounts receivable, warranty reserves and other factors. Borrowings are secured by substantially all of the Company's assets. The amount available under the facility as of June 30, 1995 was $8.7 million (of which $1.9 million is reserved for an outstanding standby letter of credit).

     The Company anticipates a further decrease in cash in the third quarter of 1995. Historically the third quarter has been weaker than other quarters of the fiscal year. This pattern appears to be repeating in 1995. Third quarter results will depend in significant measure on the level of orders received in the latter half of the quarter which cannot be predicted with assurance. While the Company believes it has sufficient liquidity to meet its short term financial needs, should third quarter revenues prove to be significantly lower than currently anticipated, the Company may require additional financing. While the Company currently believes such financing could be obtained from its present lenders or other sources if needed, there can be no assurance as to the terms on which it would be available, if at all.

                          PART II - OTHER INFORMATION
                          ---------------------------

                             MICROPOLIS CORPORATION
                             ----------------------


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         a) The Annual Meeting of Stockholders of Micropolis Corporation was held on April 26, 1995.

         b) Matters voted on at the meeting and votes cast on each matter were as follows:

            . The stockholders voted to elect five directors as follows:

                   Nominee                      For                     Withhold
                   -------                      ---                     --------

            Stuart P. Mabon                12,748,239                     82,614
            Ericson M. Dunstan             12,748,239                     82,614
            Chriss W. Street               12,748,339                     82,514
            J. Larry Smart                 12,747,263                     83,590
            S. Kenneth Kannappan           12,747,493                     83,360

              There were no broker non-votes in the election of directors.

            . The shareholders approved an amendment to the Stock Option Plan for Directors of Micropolis Corporation to increase the number of options automatically granted under this plan.

                                                                  Broker
               For           Against            Abstain          Non-Votes
               ---           -------            -------          ---------

            10,836,324      1,764,044           217,285           13,200


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a) Exhibits
            --------

            10.47* Agreement for Services between Micropolis Corporation and J.
              Larry Smart.

            * Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Form 10-Q Report pursuant to Item 6 (a).


         b) Reports on Form 8-K
            -------------------

            No report on Form 8-K has been filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 1995.

                                MICROPOLIS CORPORATION


                                By  s/ J. Larry Smart
                                   --------------------------------------
                                       J. Larry Smart
                                   President and Chief Executive Officer


                                By  s/ Barbara V. Scherer
                                   --------------------------------------
                                       Barbara V. Scherer
                                    Vice President  - Finance,
                                    Chief Financial Officer and Treasurer