Form 10-Q
period 1995-09-29
MICROPOLIS CORP
filed 1995-11-13
CIK 718865

                                   FORM 10-Q
                                   ---------


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                   ________________________________________

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 29, 1995

                                      or

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

      For the transition period from ______________

                             to      ______________

Commission File Number: 0-12046


                            MICROPOLIS  CORPORATION
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


               Delaware                                     95-3093858
---------------------------------------------        -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)


21211 Nordhoff Street, Chatsworth, California                  91311
---------------------------------------------        ------------------------
(Address of principal executive offices)                      Zip Code


Registrant's telephone number, including area code      (818) 709-3300
                                                     ------------------------

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

          Yes  X      No
              ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     November 3, 1995:  15,580,413 shares of Common Stock, $1.00 Par Value
     ---------------------------------------------------------------------

                            MICROPOLIS CORPORATION
                            ----------------------


                               TABLE OF CONTENTS
                               -----------------

                                                            Page Number
                                                            -----------

PART 1.   FINANCIAL INFORMATION

Item 1    Financial Statements:

          Condensed Consolidated Balance Sheets at              2
          September 29, 1995 and December 30, 1994


          Condensed Consolidated Statements of                  3
          Operations for the Three Months and
          Nine Months ended September 29, 1995
          and September 30, 1994


          Condensed Consolidated Statements of                  4
          Cash Flows for the Nine Months Ended
          September 29, 1995 and September 30, 1994

          Notes to  Condensed Consolidated                      5
          Financial Statements


  Item 2  Management's Discussion and Analysis of               6
          Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

  Item 4  Submission of Matters to a Vote of
          Security Holders                                      9

  Item 6  Exhibit and Reports on Form 8-K                      10

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

                            MICROPOLIS CORPORATION
                            ----------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                     (In thousands, except share amounts)

                                                                             September 29,
                                                                              December 30,
                                                         1995                     1994
                                                      -----------            ---------------
                                                      (Unaudited)
ASSETS
------

Current assets:
  Cash and equivalents and                             $  37,310                   $ 63,216
     short-term investments
  Accounts receivable, net                                45,005                     61,724
  Inventories                                             53,790                     56,746
  Other current assets                                     3,004                      6,405
                                                       ---------                   --------
      Total current assets                               139,109                    188,091

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization               49,205                     44,252
Other assets                                               1,855                      1,572
                                                       ---------                   --------
                                                       $ 190,169                   $233,915
                                                       =========                   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Notes payable                                        $   4,390                   $      -
  Current portion of long-term debt                        1,800                          -
  Accounts payable                                        40,854                     46,388
  Other accrued liabilities                               22,065                     20,681
                                                       ---------                   --------
      Total current liabilities                           69,109                     67,069

Loan Facility                                             11,888                          -
6%  Convertible Subordinated Debentures                   75,000                     75,000

Deferred income taxes                                      1,624                      2,216

Shareholders' equity:
  Preferred stock, $1.00 par value, 2,000,000
     shares authorized, none issued                            -                          -
  Common stock, $1.00 par value, 50,000,000
     shares authorized; 15,580,413 shares issued
     and outstanding (15,266,440 in 1994)                 15,580                     15,266
  Additional paid-in capital                             110,379                    108,863
  Accumulated deficit                                    (93,411)                   (34,499)
                                                       ---------                   --------
      Total shareholders' equity                          32,548                     89,630
                                                       ---------                   --------
                                                       $ 190,169                   $233,915
                                                       =========                   ========

                            See accompanying notes.

                            MICROPOLIS CORPORATION
                            ----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                   (In thousands, except per share amounts)

                                  (Unaudited)

                                              Three Months Ended                Nine Months Ended
                                         ----------------------------     -----------------------------
                                         September 29,  September 30,     September  29,    September 30,
                                             1995           1994              1995             1994
                                         -------------  -------------     --------------    -------------
Net sales                                  $ 58,785          $ 79,285        $ 169,760          $238,704
  Cost of sales                              56,294            67,839          160,769           207,717
                                           --------          --------        ---------          --------

Gross profit                                  2,491            11,446            8,991            30,987
Operating expenses:
  Research and development                    9,145            11,202           32,924            32,080
  Selling, general and
  administrative                              9,852            10,487           33,293            32,162
                                           --------          --------        ---------          --------
   Total operating expenses                  18,997            21,689           66,217            64,242
                                           --------          --------        ---------          --------
Loss from operations                        (16,506)          (10,243)         (57,226)          (33,255)
  Interest expense                           (1,311)           (1,260)          (4,133)           (3,799)
  Interest income                               372               555            1,338             1,553
                                           --------          --------        ---------          --------

Loss before income taxes                    (17,445)          (10,948)         (60,021)          (35,501)
  Provision (credit) for income taxes            36                 -           (1,109)                -
                                           --------          --------        ---------          --------
Net loss                                   $(17,481)         $(10,948)       $ (58,912)         $(35,501)
Loss per share                             $  (1.12)         $   (.72)       $   (3.83)         $  (2.36)
                                           ========          ========        =========          ========
Weighted average common and
 common equivalent shares outstanding        15,551            15,180           15,399            15,013
                                           ========          ========        =========          ========

                           See accompanying notes.

                            MICROPOLIS CORPORATION
                            ----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                (In thousands)


                                                                 Nine Months Ended
                                                           -----------------------------
                                                           September 29,   September 30,
                                                               1995           1994
                                                           -------------   -------------
                                                                   (Unaudited)
 Cash flows from operating activities:

 Net loss                                                     $(58,912)      $(35,501)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization                                 15,870         18,229
  (Gain) loss on disposal of fixed assets                           21            (19)
  Deferred income taxes                                           (592)             -
  Increase (decrease) from changes in:
    Accounts receivable                                         16,719         (5,510)
    Inventories                                                  2,956          8,888
    Other current assets                                         3,401         (1,070)
    Other assets                                                  (337)         1,203
    Accounts payable and other
     accrued liabilities                                        (4,149)         6,534
                                                              --------       --------
Net cash used in operating activities                          (25,023)        (7,246)

Cash flows from investing activities:

 Net change in short-term investments                           11,722         (1,853)
 Proceeds from sale of equipment                                    46            109
 Additions to property, plant and equipment                    (20,836)       (14,436)
                                                              --------       --------
Net cash used in investing activities                           (9,068)       (16,180)

Cash flows from financing activities:

 Proceeds from Notes payable                                     4,390              -
 Payment on capital lease obligation                                 -           (231)
 Increase in Loan Facility                                      13,688              -
 Proceeds from sale of common stock, net                         1,829          1,592
                                                              --------       --------
Net cash provided by financing activities                       19,907          1,361

Net decrease in cash and equivalents                           (14,184)       (22,065)
Cash and equivalents at beginning of period                     37,720         49,100
                                                              --------       --------
Cash and equivalents at end of period                           23,536         27,035

Short-term investments                                          13,774         39,535
                                                              --------       --------
Total cash, cash equivalents and short-term investments       $ 37,310       $ 66,570
                                                              ========       ========

Supplemental cash flow information
 Interest payments                                            $  5,175       $  4,871
 Tax payments                                                 $   (462)      $  3,187

                            See accompanying notes.

                            MICROPOLIS CORPORATION
                            ----------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                              SEPTEMBER 29, 1995
                              ------------------

                                  (Unaudited)

NOTE  1.  General
-----------------

     The accompanying condensed consolidated financial statements have not been audited by independent auditors but, in the opinion of the Company, such unaudited statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position as of September 29, 1995, and the consolidated results of operations for the three- and nine-month periods ended September 29, 1995 and September 30, 1994 and cash flows for the nine-month periods ended September 29, 1995 and September 30, 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nevertheless, the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. Interim results are not necessarily indicative of the results for the full fiscal year.

     These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 1994 filed with the Securities and Exchange Commission.

NOTE 2.  Inventories
--------------------

     Inventories are stated at the lower of standard cost, which approximates first-in, first-out, or market:

                                       September 29,   December 30,
                                            1995           1994
                                       -------------   ------------

Raw materials and purchased parts           $ 11,608       $ 18,634
Work in process                               27,053         20,771
Finished goods                                15,129         17,341
                                            --------       --------
                                            $ 53,790       $ 56,746
                                            ========       ========

NOTE 3.  Loan Facility
----------------------

     During the third quarter of 1995, the Company refinanced its existing term loan facility used to finance the construction of its new factory in Singapore with a new $21.5 million loan facility. The new loan facility is payable over six years in monthly principal installments of $298,611 beginning April 1996, bears interest at the Singapore Interbank Offered Rate (SIBOR) plus 2%, and is collateralized by the new factory. In contrast to the previous term loan facility, the new loan facility does not require a standby letter of credit and requires no pledge of the Company's short term investments.

NOTE 4. Subsequent Event--10% Convertible Subordinated Notes
------------------------------------------------------------

     During October 1995, the Company completed the private placement to a major institutional investor of $20,000,000 aggregate principal amount of 10% Convertible Secured Notes (the "Notes"), due October 15, 1998. The Notes are convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $6.00 per share, a premium to the market price of the Company's Common Stock at the time of issuance. The Notes are senior to the Company's existing 6% Convertible Subordinated Debentures due 2012 and subordinate to certain senior debt. The Company has the option to redeem the Notes, in whole or in part, at scheduled premium-to-par redemption prices, plus accrued and unpaid interest, at any time prior to conversion or maturity. Interest on the Notes is payable semi-annually on April 15 and October 15.

NOTE 5.  Per Share Information
------------------------------

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



Results of Operations
---------------------

Three Months Ended September 29, 1995 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1994
--------

     Net sales decreased 26% to $58.8 million in the third quarter of 1995 as compared to $79.3 million in the third quarter of 1994. OEM revenues declined by 6% in the 1995 quarter as compared to the 1994 quarter and sales made by the Storage Systems Division decreased by approximately 29%. During the third quarter of 1995, the Company's OEM revenue declined due to reduced shipments to certain large customers. The Company anticipated that such revenue reduction would be offset by new OEM customers in qualification. However, the Company experienced delays in such OEM qualifications and unexpected difficulties in the manufacture of 3 1/2-inch disk drives, resulting in lost sales. The Company can provide no assurance that such qualifications will materialize in the future. Backlog as of September 29, 1995 was $17.9 million as compared to $24.3 million as of June 30, 1995 and $58.2 million at September 30, 1994. The decline in backlog from the previous quarter is the result of slow bookings, particularly early in the quarter.

     Cost of sales as a percent of sales increased to 95.8% in the third quarter of 1995 from 85.6% in the third quarter of 1994 resulting in a gross margin of 4.2% in the 1995 quarter as compared to 14.4% in the 1994 quarter. The decrease in margin during the third quarter of 1995 was a result of price declines in the Company's Javelin family of drives, and the manufacturing difficulties resulting in higher manufacturing and warranty costs.

     Research and development expenses increased to 15.6% of sales in the third quarter of 1995 as compared to 14.1% in the third quarter of 1994. The percentage increase is the result of lower sales, offset by a decrease in expense of $2.1 million. The decrease in expense was a result of the Company's continuing cost containment efforts initiated in March 1995, and lower costs associated with Tulip Memory Systems.

     Selling, general and administrative expenses were 16.8% of sales in the third quarter of 1995 as compared to 13.2% in the third quarter of 1994. The percentage increase is the result of lower sales, offset by a decrease in expense of $635,000. The decrease in expense was the result of the Company's cost containment efforts initiated in March 1995. The cost containment efforts resulted in a reduction in operating expenses of approximately $3.9 million in the third quarter of 1995 as compared to the fourth quarter of 1994.

     Interest expense was $1.3 million in the third quarter of 1995 (2.2% of sales) which is comparable to the same period a year ago. Interest income was $372,000 as compared to $555,000 in the third quarter of 1994, as a result of lower cash equivalent and short-term investment balances.

     As a result of the above, loss before income taxes was $17.4 million in 1995 as compared to $10.9 million in 1994. The Company's income tax provision benefits from the tax holiday afforded the Company's Singapore operation, which will remain in effect through August 2004. The income tax exemption in Singapore had no impact in the third quarter of 1995 and had an effect of approximately $654,000 and $.04 on net income and earnings per share, respectively, as compared to income taxes at the maximum statutory rates in the
third quarter of 1994.   Net loss for 1995 was $17.5 million compared to $10.9
million in 1994.

Nine Months Ended September 29, 1995 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1994
----

     Net sales decreased 29% to $169.8 million in 1995 as compared to $238.7 million in 1994. OEM revenues declined by 21% in 1995 as compared to 1994 and sales made by the Storage Systems Division decreased by approximately 31%. The decrease in revenues was primarily attributable to sharply lower orders than anticipated in the distribution channel during the first quarter of 1995 for the Company's SuperCapacity 4 GB 3 1/2-inch and 9 GB 5 1/4-inch drives. In addition, a component problem, and other technical issues, effectively shut down production of the Company's 2 GB 3 1/2-inch drive for most of the first quarter of 1995. During the second quarter of 1995, the Company resumed full production of its 2 GB 3 1/2-inch drives and met the increased demand for these drives and its SuperCapacity 4 and 9 GB drives. During the third quarter of 1995, the Company's OEM revenue declined due to reduced shipments to certain large customers. The Company anticipated that such revenue reduction would be offset by new OEM customers in qualification. However, the Company experienced delays in such OEM qualifications and unexpected difficulties in the manufacture of 3 1/2-inch disk drives resulting in lost sales. The Company can provide no assurance that such qualifications will materialize in the future. Overall bookings for the first nine months of 1995 decreased by 45% from those in 1994 principally due to lower orders during the first and third quarters of 1995 for the SuperCapacity 4 and 9 GB drives.

     Cost of sales as a percent of sales increased to 95% in 1995 from 87% in 1994 resulting in a gross margin of 5% as compared to 13% in 1994. The decrease in margin was the result of price declines in the Company's Javelin family of drives, operating inefficiencies due to low volume production of the 2 and 4 GB drives, and a provision for materials which were to have been used in production of the 2 GB drives during the first quarter of 1995.

     Research and development expenses increased to 19% of sales in 1995 as compared to 13% in 1994. The percentage increase is the result of lower sales and an increase in spending of $844,000. The increase in expenses were a result of a provision of $2.3 million, primarily representing the recognition of the Company's guarantee obligation under its agreement with Tulip Memory Systems, and research and development on the Company's SuperCapacity 3 1/2-inch and 5 1/4-inch drives and subsystem products. This increase in expense during the first quarter of 1995 was offset by savings from the Company's cost containment efforts initiated in March 1995.

     Selling, general and administrative expenses were 20% of sales in 1995 as compared to 13% in 1994. The percentage increase is the result of lower sales and an increase in expense of $1.1 million. The increase in expense was the result of increased expenditures for advertising and sales promotion activities for new products, costs associated with a work force reduction in the U.S. and Europe completed in March 1995, and the retention of outside assistance to help the Company in formulating and implementing its recovery plan, offset by savings from the Company's cost containment efforts initiated in March 1995. The cost containment efforts resulted in a reduction in quarterly operating expenses of approximately $3.9 million from the fourth quarter of 1994.

     Interest expense increased to $4.1 million in 1995 (2.4% of sales) as compared to $3.8 million (1.6% of sales) in the same period a year ago, primarily as a result of fees associated with the Company's Loan Facility Agreement. Interest income decreased to $1.3 million in 1995 as compared to $1.6 million in 1994 as a result of lower cash equivalent and short-term investment balances.

     As a result of the above, loss before income taxes was $60.0 million in 1995 as compared to $35.5 million in 1994. The Company enjoyed an income tax benefit of $1.1 million in 1995, primarily representing a refund of certain foreign income taxes paid in a prior year. The Company's income tax provision benefits from the tax holiday afforded the Company's Singapore operation, which will remain in effect through August 2004. The income tax exemption in Singapore had no impact for the first nine months of 1995 and had an effect of approximately $1.6 million and $.11 on net income and earnings per share, respectively, as compared to income taxes at the maximum statutory rates for the
first nine months of 1994.   Net loss for 1995 was $58.9 million compared to a
net loss of $35.5 million in 1994.

Liquidity and Capital Resources
-------------------------------

     Cash, cash equivalents and short-term investments decreased to $37.3 million as of September 29, 1995 from $63.2 million as of December 30, 1994. Net cash used in operations of $25.0 million is primarily due to the Company's net loss of $58.9 million and decrease in accounts payable and other accrued liabilities of $4.1 million, offset by a reduction in accounts receivable of $16.7 million, due principally to decreased sales in the third quarter of 1995 compared to the fourth quarter of 1994. Accounts payable and other accrued liabilities decreased by $4.1 million from the fourth quarter of 1994 due to decreased inventory receipts.

     The Company's capital expenditures in the first nine months of 1995 were $20.8 million as compared to $14.4 million in 1994. Capital expenditures related primarily to the construction of a new manufacturing facility in Singapore to replace the current leased facility and for equipment and tooling to support new products. The new facility is expected to be completed in 1996. The Company obtained a loan facility to fund the expenditures associated with the construction of the building. The Company currently anticipates that its 1996 capital spending will be comparable to that of 1995 and will be used for completion of construction of the new manufacturing facility and for equipment and tooling required for the Company's new products.

     During the second quarter of 1995, the Company obtained a 2-year extension of its credit facility and reset the size of the facility to $25 million, down from $33 million. The reduction in size of the facility is not expected to have an impact on actual availability under the line over the next twelve months.
The availability under the facility is a function of the level of eligible accounts receivable, warranty reserves and other factors. Borrowings are secured by substantially all of the Company's assets. The amount available under the facility as of November 3, 1995 was $8.6 million (of which $1.6 million is reserved for an outstanding standby letter of credit).

     During October 1995, the Company completed the private placement to a major institutional investor of $20,000,000 aggregate principal amount of 10% Convertible Secured Notes (the "Notes"), due October 15, 1998. The Notes are convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $6.00 per share, a premium to the market price of the Company's Common Stock at the time of issuance. The Notes are senior to the Company's existing 6% Convertible Subordinated Debentures due 2012 and subordinate to certain senior debt. The Company has the option to redeem the Notes, in whole or in part, at scheduled premium-to-par redemption prices, plus accrued and unpaid interest, at any time prior to conversion or maturity. Interest on the Notes is payable semi-annually on April 15 and October 15.

     The Company anticipates a loss for the fourth quarter, the size of which will depend in significant measure on the level of orders received in the latter half of the quarter which cannot be predicted with assurance. The Company also plans to reduce its trade accounts payable, and expects to fund that cash use with a reduction in inventories. Based on the foregoing, the Company anticipates a modest increase in cash in the fourth quarter as compared to September 29, 1995 due primarily to the private placement of the Notes. While the Company believes it has sufficient liquidity to meet its near term financial needs, should fourth quarter revenues prove to be significantly lower than currently anticipated, the Company may require additional financing. While the Company currently believes such financing could be obtained from its present lenders or other sources if needed, there can be no assurance as to the terms on which it would be available, if at all.

                          PART II - OTHER INFORMATION
                          ---------------------------

                            MICROPOLIS CORPORATION
                            ----------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         a) On September 29, 1995,the Board of Directors of Micropolis Corporation circulated to the Stockholders a Notice and Proxy Statement For Action to be Taken by Written Consent In Lieu of a Meeting of Stockholders. This Proxy Statement was furnished for solicitation of the written consent of Stockholders to authorize and approve amendments to the Stock Option Plan for Executive and Key Employees of Micropolis and the Amended and Restated Stock Option Plan for Independent Directors of Micropolis Corporation.

         b) Matters voted on by written consent and votes cast on each matter were as follows (the number of shares for which proxy cards were not returned are shown as "Not Voted"):

              .   The Stockholders approved an amendment to the Stock
                  Option Plan for Executive and Key Employees of Micropolis Corporation to increase the number of shares of Common Stock authorized for issuance thereunder from 2,400,000 to 3,150,000.

                      For          Against       Abstain      Not Voted
                      ---          -------       -------      ---------
                   10,625,250     3,197,251      220,631       1,537,281

              . The Stockholders approved an amendment to the Amended and Restated Stock Option Plan for Independent Directors of Micropolis Corporation to add a provision for the automatic granting of options to purchase 20,000 shares of Common Stock when a Director who is not an employee or affiliate of the Company initially is appointed to the position of Vice-Chairman of the Board.

                      For          Against       Abstain      Not Voted
                      ---          -------       -------      ---------
                    12,354,282    1,475,475       213,375      1,537,281

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a)  Exhibits
         --------

         4.3    Amendment No. 1 to Rights Agreement.

        10.48*  Employment Agreement  between Micropolis Corporation and
                J. Larry Smart.

        10.49 Loan Agreement between Micropolis Limited and ST Capital Limited, and related Guarantee Agreement between Micropolis Corporation and Singapore Technologies Construction PTE LTD.

        10.50* Consulting Agreement between Micropolis Corporation and Chriss Street & Company

        *Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Form 10-Q Report pursuant to Item 6 (a).


     b)  Reports on Form 8-K
         -------------------

        No report on Form 8-K has been filed during the quarter for which this report is filed.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 1995.


                                MICROPOLIS CORPORATION



                                By    /s/ J. Larry Smart
                                   ------------------------------------
                                          J. Larry Smart
                                   President and Chief Executive Officer


                                By    /s/ Barbara V. Scherer
                                   ------------------------------------
                                          Barbara V. Scherer
                                    Vice President  - Finance,
                                    Chief Financial Officer and Treasurer