Form 10-K405
period 1995-12-29
MICROPOLIS CORP
filed 1996-03-07
CIK 718865

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 1995

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM  TO


                        COMMISSION FILE NUMBER: 0-12046

                            MICROPOLIS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                      95-3093858
      (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


             21211 NORDHOFF STREET, CHATSWORTH, CALIFORNIA  91311
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 709-3300

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

             TITLE OF CLASS                              TITLE OF CLASS
             --------------                              --------------
      Common Stock, $1.00 par value                6% Convertible Subordinated
                                                       Debentures due 2012

  Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   X  .

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 2, 1996 was approximately $47,715,015.

  The number of shares outstanding of registrant's common stock as of February 2, 1996: 15,580,413.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts of the Proxy Statement for Registrant's 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement") are incorporated by reference to
Part III of this Form 10-K Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             MICROPOLIS CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                               DECEMBER 29, 1995

                               TABLE OF CONTENTS

                                     PART I

                                                                                         PAGE
                                                                                         ----
Item 1.   Business .....................................................................   1
Item 2.   Properties ...................................................................   8
Item 3.   Legal Proceedings.............................................................   8
Item 4.   Submission of Matters to a Vote of Security Holders...........................   8

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.........   9
Item 6.   Selected Financial Data ......................................................  10
          Management's Discussion and Analysis of Financial Condition and Results of
Item 7.   Operations....................................................................  11
Item 8.   Financial Statements and Supplementary Data...................................  18
          Changes in and Disagreements with Accountants on Accounting and Financial
Item 9.   Disclosure....................................................................  38

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant ...........................  38
Item 11.  Executive Compensation .......................................................  39
Item 12.  Security Ownership of Certain Beneficial Owners and Management................  39
Item 13.  Certain Relationships and Related Transactions................................  39

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............  40

                                    PART I

ITEM 1. BUSINESS

  Micropolis Corporation was incorporated in California in December 1976. In April 1987, the Company was reincorporated in Delaware. Unless the context otherwise indicates, the terms "Micropolis" and "Company" refer to Micropolis Corporation and its consolidated subsidiaries.

  Micropolis is a designer and manufacturer of information storage products and systems. The Company sells these products and systems directly to original equipment manufacturers ("OEMs") and systems integrators and through independent distributors and value-added resellers ("VARs") for resale to end users.

  The Company's storage subsystems and video systems business (the "Systems Business") offers storage subsystem products known as the Raidion and Microdisk, a line of video servers which provide video-on-demand for up to 64 individual users, and a line of low cost digital video disk recorders which allow real-time record and playback of video material. All of the Systems Business products incorporate certain of the disk drives described below.

  The Company's disk drive business (the "Drive Business") designs and manufactures disk drives exclusively in the 3 1/2-inch and 5 1/4-inch form factors, with capacities ranging in 1995 from 2 Gigabytes ("GB") to 9 GB.

RECENT DEVELOPMENTS

  On January 24, 1996, the Company entered into a definitive agreement (the "Purchase Agreement") with ST Chatsworth Pte Ltd, a Singapore corporation ("STC"), and a wholly-owned subsidiary of Singapore Technologies Pte Ltd, a Singapore corporation ("ST"), to sell substantially all of the Company's assets (other than cash and accounts receivable) related to the Company's hard disk drive business to STC (the "Sale"). The Purchase Agreement is filed as an exhibit and described in detail in the section "Terms of the Asset Purchase Agreement" in the Company's Proxy Statement filed March 7, 1996, which is incorporated herein by reference. In addition, the Company and STC have entered into an OEM supply agreement effective upon consummation of the Sale. Among other things, the OEM Supply Agreement allows the Company after the Sale to buy at prices equal to or slightly lower than the most favored OEM customer of STC. The Company must offer all its disk drive business and requirements to STC on a right-of-first-refusal basis, subject to the ability of STC to meet certain delivery and other standards. The agreement has an initial two-year term, after which it may be renewed annually by mutual agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCTS

  The Company's product lines focus on two main markets: data and video storage/server products (the "Systems Business") and high capacity disk drives (the "Drive Business").

 Systems Business

  RAID

  The Company's Systems Business competes in the non-captive local area network ("LAN")-based redundant array of inexpensive disks ("RAID") market. RAID is a large-scale storage technology that replaces one high-capacity hard disk drive with an array of smaller, less expensive drives. The RAID concept provides protection of data against the possibility of failure of any one drive in the array by storing redundant information on different drives within the array (mirroring), or by separating and distributing data flow with parity check blocks across multiple drives within the array. If data is lost or corrupted, the array can automatically reconstruct the lost or corrupted data from the remaining data blocks using the associated parity blocks and continue with uninterrupted operation.

  The LAN-based RAID market is estimated by industry sources to grow to approximately $725 million in 1997. The growth in this market has been attributable in large measure to the trend toward requiring mainframe level functionality on LAN-based systems, the introduction by personal computer-based server manufacturers of symmetrical multiprocessor servers and a significant increase in multimedia personal computers capable of displaying video compressed using the Motion Picture Experts Group ("MPEG") standard. Competition in this market is resulting in increased levels of system integration and product enhancements, and decreased costs for comparable performance.

  Increased system integration is achieved by preconfiguring systems to include everything needed to "plug and play" and testing them in a systems environment before shipment. Certain competitors (the "captive" market) have introduced network file servers already configured for their own RAID products. Other competitors offer RAID products with built-in functionality such as tape backup devices. However, the growth in the non-captive market could still be substantial. The Company believes end users and systems integrators value having the choice of supplying or buying a RAID product tailored to their specific application or need at a reasonable cost.

  The Company offers both software and hardware-based RAID products. In some instances, software RAID products are favored over hardware products due to the perceived cost differences between hardware and software, and software solutions require more overhead from the system. In other cases, software solutions are favored, for example, on single user desktop systems where cost and performance are important and the user has more processing power. In situations where systems operations are very central processing unit ("CPU") intensive, users would prefer a hardware RAID solution so that the computational effort can be offloaded from the CPU.

  The Company's Systems Business RAID products consist of the Raidion line of fault-tolerant disk arrays, and the Microdisk. The Raidion line encompasses a software-based array known as the Model LS (featuring 5 1/4-inch drives) and the Model LT (featuring 3 1/2-inch drives), and a hardware-based array which incorporates a proprietary disk array controller known as Gandiva. The Gandiva controller card in the Company's current hardware RAID products performs the basic interface between the host computer and the drive array as well as the RAID fault tolerance, array maintenance and management functions. The software-based Raidion products have been optimized for use on the Novell Netware and IBM OS/2 operating systems. The hardware-based Raidion has been optimized to work with a greater number of operating systems, including Netware, OS/2, Microsoft Windows NT, Apple Macintosh and UNIX. The Microdisk product consists of an external storage device in a modular housing. The systems described above accounted for 17% of total revenues in 1995.

  The Company recently announced RAIDIONplus, an extension of the current Gandiva array controller that improves performance, redundancy, array management capability and has features that will allow RAIDIONplus to be used in applications from on-line transaction processing (OLTP) to multimedia. RAIDIONplus provides features such as dynamic expansion, adaptive caching, and a Fast 20 Wide Small Computer System Interface ("SCSI") interface, advanced dial in/dial out and network array management, and removable non-volatile dynamic random-access memory.

  Video Servers

  The Company offers a line of video servers which use hard disk drives to store and retrieve audio and full motion video signals. Such video servers, which can replace video cassette recorder systems, are used to play back video material that has been previously digitally encoded and compressed; they are marketed in the hospitality, multimedia and cable TV markets. Video server applications in the hospitality market include displaying digitally encoded and compressed movies to guests in hotels, aircraft and cruise ships. Multimedia applications include corporate training, campus training and video libraries. Video servers in the cable TV market are designed to insert local cable TV advertisements in a video stream.

  The Company's initial video server, installed in hotels, was introduced in early 1994, with product deliveries beginning in June 1994. The Company's AV Server 50, 100 and 200, enable up to 16, 32 and 64 users, respectively, to randomly select and view, with video cassette recorder-like functionality, video material on demand from an on-disk library of up to 60 full length movies. During 1995, sales of these servers were made primarily to the hospitality industry and cable headends for local commercial insertion. Sales in 1995 represented approximately 1% of total revenues.

  Video Disk Recorders

  The Company is currently developing a line of low cost digital video disk recorders which also use hard disk drives to store and retrieve audio and full motion video signals. Video disk recorders utilize built-in encoding and compression circuitry, allowing real time record and playback of video material. Applications for video disk recorders include professional video editing of video for audio, non-linear editing, linear editing, graphics and animation and other general post-production activities.

  For further information regarding the Systems Business, see Management's Discussion and Analysis--StreamLogic.

 Drive Business (Business proposed to be sold pursuant to the Purchase Agreement described above)

  The core of the Drive Business' product offerings historically has consisted of high-performance, high-capacity Winchester disk drives used in mission critical, network file server and multimedia applications. In 1995, these disk drives comprised 80% of the Company's total revenues.

  These drives are primarily available with the industry standard SCSI interface. The Company currently offers a line of disk drive products that is code-named "Javelin." This series of products encompasses the Taurus 2, a 3 1/2-inch, 1-inch high, 2 GB drive with a rotational speed of 7200 rpm; the Capricorn 4, a 3 1/2-inch, full-height, 4.3 GB drive with a rotational speed of 7200 rpm, and the Scorpio 9, a 5 1/4-inch, full-height, 9 GB drive with a rotational speed of 5400 rpm. Increased rotational speeds enable the drive to demonstrate faster access times and otherwise increased performance. The Javelin series of disk drives is characterized by a high degree of commonality in technology. These drives possess a greater degree of integration of hardware and software features across all three platforms than in previous models. The Javelin series, which began shipping in the third quarter of 1994, represented 72% of the Company's 1995 total revenues.

  The Company is in the process of developing a new line of disk drive products code-named "Omega" which are expected to be available in the first quarter of 1996. This series of products encompasses the Taurus 4, a 3 1/2-inch, 1-inch high, 4 GB drive with a rotational speed of 7200 rpm; the Capricorn 9, a 3 1/2-inch, full-height, 8.7 GB drive with a rotational speed of 7200 rpm, and the Scorpio 21, a 5 1/4-inch, full-height, 21 GB drive with a rotational speed of 5400 rpm. Like the Javelin series, the Omega series of disk drives possess a similar degree of commonality in technology with a high degree of integration of hardware and software features across all three platforms. In addition, the Omega series incorporates the use of magneto-resistive ("MR") head technology which doubles storage capacity.

  In addition, the Company sells disk drives that have been optimized for specific market niches. Included among these drives are the Company's "AV" drives, where the internal firmware has been modified to make these drives uniquely appropriate to large block data types, such as audio and video files.

PRODUCT DEVELOPMENT

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

  The technology strategy utilizes a basic set of mechanics and develops that set of mechanics from its initial capacity to higher capacities by further developing the electronic and head/media technology. For example, the Company's Aquarius 2 Series 1.7 GB, full-height 3 1/2-inch disk drive began with an 8-disk, 16-head mechanical assembly. That same basic set of mechanics is still being employed today in the newer 10 platter, 4.3 GB drive known as the Capricorn 4. The storage subsystems and video systems products share such common components as the Company's hard disk drives and the Gandiva array controllers.

  Future market trends in the LAN-based RAID industry are likely to favor products emphasizing: low cost, optimization for application-specific environments, effective fault tolerance, high performance hardware and software interfaces, scalability of product and effective service and support.

  The information storage business is characterized by rapidly changing technology and user needs which require the continual development and introduction of new products. Although the Company believes its strategy of focus and specialization in the high-performance segment of the market, and an increased emphasis on time to market, improves the rate of new product introduction, no assurance can be given that the Company will be able to complete successfully the design or introduction of its new products in a cost-effective and timely manner, or that such products will perform to specifications. The introduction of new products also requires the Company to manage its inventory carefully to minimize inventory obsolescence. The failure to achieve any of these objectives could have, and has had, a material adverse effect on the Company's financial position and results of operations.

  Research and development expenses for fiscal 1995, 1994, and 1993 were $42,469,000, $43,648,000, and $36,112,000, respectively. In 1995, approximately one-third of the Company's research and development expenses were incurred by the ongoing Systems Business. The Company anticipates its 1996 research and development expenses related to the Systems Business will decrease slightly from those of 1995. The Company plans to focus on development of video servers for hospitality and cable head-ends, professional video editing disk recorders, bundled storage for Internet and Web servers, corporate IntraNet digital output servers, and bundled RAID subsystems for LANs. The Company plans to discontinue funding of Tulip Memory Systems and has made other expense cuts in the engineering area.

MANUFACTURING

 Systems Business

  Micropolis manufactures its storage subsystems products on production lines at its Chatsworth, California headquarters and at its Singapore facility. The Company anticipates discontinuing manufacturing Systems Business products at the Singapore facility in 1996. The Company's video systems products are manufactured at the Chatsworth, California headquarters.

 Drive Business

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

  During 1995, the Company manufactured approximately 211 thousand disk drives. The Company is currently constructing a new manufacturing facility in Singapore to replace the current leased facility. The new facility is expected to be completed in the second quarter of 1996. The Company believes that its current facilities are adequate for its near-term production requirements.

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

 General Manufacturing Considerations

  Continued improvement in disk drive, storage subsystem and video systems manufacturing process capabilities and reduced materials and manufacturing costs are critical factors affecting the Company's financial position and results of operations. The Company continues to change the manufacturing processes for many of its products and must carefully manage the transfer of production of its newer disk drive products to its overseas operations. There can be no assurance that such changes and transfers will be implemented in a cost-effective and timely manner. Delays or problems encountered in any of the foregoing could have a material adverse effect on the Company's financial position and results of operations. In addition, if for any reason the Company were to have a prolonged interruption in any of its manufacturing facilities, the Company's financial position and results of operations could be materially adversely affected.

  The Company's manufacturing process requires high volumes of high quality components. Several of the critical components used in the Company's products are available only from single or limited sources. The Company has had and continues to have difficulties in obtaining certain components, and there can be no assurance that such difficulties will not occur in the future. A prolonged interruption or reduction in supply of quality components, rework costs associated with defective components or the inability to obtain continued reduction in component prices would adversely affect the Company's financial position and results of operations and could damage customer relationships. The Company has experienced such supply interruptions, rework costs and increased component prices, particularly during 1995. Such component and manufacturing problems have adversely affected the Company's financial position and results of operations.

MARKETING

  The Company's direct sales force sells Micropolis disk drives to OEMs, distributors and VARs. The Company maintains eight domestic sales offices. In 1995, approximately 25% of total sales were made to OEMs, with the remainder to independent distributors and VARs. The Company's OEM customers include Avid Technology, Stratus Computer, Ericsson Telecom AB and Xerox Corporation. The Company's distribution customers include Tech Data Corporation, Ingram Micro Corporation, Alliance Peripheral Systems, Megabyte EDV, Hammer Distribution Ltd. and Peripheral Technology Group.

  International operations are an important element of the Company's sales mix. In 1995, sales to customers outside of North America comprised approximately 39% of total sales. The Company currently maintains a European sales network of five offices which support sales in Europe to both U.S. and European-based OEMs and European-based independent distributors. The Company has deployed its sales and marketing efforts in the Asia/Pacific region with four offices. In addition, the Company maintains a service and support operation in England.

  The Company's sales force, which currently has offices in Chatsworth, San Jose and Irvine, California; Roswell and Lawrenceville, Georgia; Salem, New Hampshire; Branford, Connecticut; North Potomac, Maryland; Des Plaines, Illinois; Plano, Texas; Charlottesville, Virginia; Reading, England; Munich, Germany; Massy, France; Milan, Italy; Jarfalla, Sweden; Singapore; Tokyo, Japan; Taipei, Taiwan; and N. Sydney, Australia. In addition, members of senior management, together with engineering, operations and marketing executives, participate actively in sales to major OEM customers. Independent distributors are also used in the United States and for certain markets abroad. No customers accounted for more than 10% of total sales during 1995, 1994 or 1993.

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

BACKLOG AND VARIABILITY OF DEMAND

  The Company's total order backlog at February 2, 1996 was approximately $13.8 million compared with approximately $25.5 million at February 3, 1995. The decrease in backlog was primarily attributable to low bookings for the Company's Javelin class drives. The Systems Business order backlog at February 2, 1996 was approximately $1.9 million compared with approximately $1.8 million at February 3, 1995.

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

COMPETITION

  The data and video storage industry is intensely competitive and characterized by significant price erosion over the life of a product. The Company believes that being first to market with new products is a critical element in the achievement of desired gross margins. Being first to market provides initial price advantages to the Company and the opportunity to accelerate learning and cost reduction curves due to increased production volumes. During 1994 and 1995, the Company experienced significant price erosion related to several of its products as a result of increased competition. Such pricing pressures negatively impacted the Company's operating results for 1994 and 1995.

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

 Systems Business

  The Systems Business products face competition from companies offering standard computer systems with video server specific software, and those offering specially designed video server systems. Competitors offering standard computer systems with video server specific software include Digital Equipment Corporation, International Business Machines, Silicon Graphics Inc., Sun Microsystems and Hewlett Packard Company. Competitors offering specially designed video server systems include Sony corporation, Optibase Inc., Sea Change, and The Network Connection Inc. The Company believes its video server systems offer significant price advantages, longer market presence and a more suitable overall solution for the applications targeted.

 Drive Business

  The Drive Business competition includes other independent domestic disk drive manufacturers, the disk drive divisions of both domestic and foreign (primarily Japanese) computer systems manufacturers and the captive disk drive manufacturing operations of some of its customers. The Company's principal competitors in the market for high-performance Winchester drives currently are Seagate Technology, Conner Peripheral Inc., Quantum Corporation and Fujitsu Corporation. In addition, the Company is experiencing increased competition from computer manufacturers such as International Business Machines and Hewlett Packard Company.

PRODUCTS

  Micropolis Corporation had pursued a high-end strategy in the disk drive business that is focused exclusively on disk drives made with a large number of disks and heads (typically a minimum of 4 disks and 8 heads). Over time, these segments of the market have become increasingly attractive to all of the major disk drive manufacturers, and more importantly, they have been able to make steady inroads into these segments. In addition, the captive disk drive manufacturing arms of two major computer manufacturers (IBM and HP) have steadily increased their presence in this market. Thus, over time Micropolis has been faced with more competitors, all pursuing full line strategies which appeared to be increasingly desirable to the customer base.

  Also, in recent years the rate of technological change in the disk drive industry has increased significantly. This environment and the Company's difficulties in the manufacture and marketing of products have in recent periods adversely impacted the Drive Business' revenues and results of operations and are expected to continue to do so.

EMPLOYEES

  As of December 29, 1995, the Company employed approximately 2,069 persons, including 411 in Engineering, 108 in Quality Assurance and Control, 1,325 in Manufacturing and Operations, 87 in Marketing and 138 in General Management and Administration. Competition for highly skilled employees is intense. The Company believes that its future success will depend on its continued ability to attract and retain qualified employees. None of the Company's employees is represented by a labor union, and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

  During January 1996, the Company announced and completed a reduction in its workforce in the United States in order to prepare for the sale of the Drive Business. If the Sale is consummated, it would be expected that the Company would retain approximately 150 employees, including 75 in Engineering, 34 in Manufacturing and Operations, 25 in Marketing, and 16 in General Management and Administration.

FOREIGN AND DOMESTIC OPERATIONS

  The information relating to foreign and domestic operations is included in
Note 8 to the Company's Consolidated Financial Statements on page 32 of this report.

ITEM 2. PROPERTIES

  The Company's principal executive and engineering offices and limited domestic manufacturing operations are located in Chatsworth, California, comprising a total of approximately 186,000 square feet. Of these facilities, one building with approximately 58,000 square feet is owned, and one building with approximately 128,000 square feet is leased at an annual rental of approximately $982,000 subject to annual change based on the Consumer Price Index. The original term of this 1988 lease was five years, with three five-year renewal options. In May 1993, the Company began leasing this property on a month-to-month basis. Micropolis also leases on a month-to-month basis, a small amount of storage and parking space in Chatsworth. Under the Purchase Agreement, STC has an option to include in the Subject Assets the owned and/or leased portion of the corporate headquarters. If this option is not taken, the Systems Business would locate in the owned facility. If this option is taken, the Systems Business may lease back from STC or relocate to another leased facility in Southern California at a later date.

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

  During December 1994, the Company began construction of a 302,000 usable square foot manufacturing facility in Singapore. The new facility is expected to be completed in the second quarter of 1996, at which time the Company's operations in Singapore will move from their current leased facilities to the new factory. The Company has obtained financing to fund the expenditures associated with the construction of the building. A thirty-year ground lease for the new facility provides for lease payments of approximately $616,000 annually. This facility would be sold to STC upon consummation of the Purchase Agreement.

  Micropolis owns a building with approximately 37,000 square feet in Bangkok, Thailand which is used for manufacturing Head Positioner Assemblies and other disk drive sub-assemblies. This facility would be sold to STC upon consummation of the Purchase Agreement. In addition, the Company leases approximately 20,400 square feet in two separate locations adjacent to the main manufacturing site. These leases expire in August of 1998. These leases would be assumed by STC upon consummation of the Purchase Agreement.

  Micropolis also leases sales offices in San Jose and Irvine, California; Roswell, Georgia; Salem, New Hampshire; Branford, Connecticut; Des Plaines, Illinois; Plano, Texas; Charlottesville, Virginia; Reading, England; Munich, Germany; Massy, France; Milan, Italy; Jarfalla, Sweden; Singapore; Tokyo, Japan; Taipei, Taiwan; and N. Sydney, Australia. These leases would be assumed by STC upon consummation of the Purchase Agreement.

  The Company believes that its current facilities are well maintained and are adequate for its near-term production requirements. The Company is presently at approximately 33% of capacity.

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved in routine legal matters and contingencies in the ordinary course of business which management believes will not have a material effect upon the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERSS

  Information required by this item is incorporated by reference from the Form 10-Q relating to the Company's quarterly period ended September 29, 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbol "MLIS." The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock.

                                                  FIRST  SECOND   THIRD  FOURTH
                                                 QUARTER QUARTER QUARTER QUARTER
                                                 ------- ------- ------- -------
      Fiscal 1995
        High.................................... 11       7 1/4   7 3/8   5 3/8
        Low.....................................  4 7/8   4 3/4   5 3/8   3
      Fiscal 1994
        High....................................  8 3/8   7 7/8   7 1/4   9 1/2
        Low.....................................  4 7/8   5 1/4   5 3/8   6 1/8

  The price range per share, reflected in the above table, sets forth the highest and lowest closing prices in each fiscal quarter during 1995 and 1994, as reported by NASDAQ National Market System.

  No dividends have been declared by the Company during the five-year period ended December 29, 1995. Under the terms of the Company's credit facility, it is prohibited from declaring or paying dividends without the prior consent of the lender. As described in Note 3 to the Company's Consolidated Financial Statements, the Company intends to terminate this credit facility. At February 2, 1996, there were 611 record holders of the Company's Common Stock.

  If the Sale is consummated, the Company expects to have a deficit net worth and therefore not to meet the criteria for continued inclusion on the Nasdaq National Market System. If the Company's Common Stock is no longer approved for inclusion on the Nasdaq National Market System, and the Company cannot obtain listing elsewhere, trading, if any, in the Company's Common Stock may thereafter be conducted in the over-the-counter market and its stock quoted in the so-called "pink sheets" or, if then available, the "OTC Bulletin Board Service." As a result, it could be more difficult to trade, or to obtain accurate quotations as to the value of, the Company's Common Stock and the spread between the "bid" and "ask" prices for the Company's Common Stock could materially increase.

ITEM 6. SELECTED FINANCIAL DATA

                                  1995      1994      1993      1992     1991
                                --------  --------  --------  -------- --------
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of operations data
Net sales...................... $211,264  $346,314  $382,926  $396,579 $350,875
 Cost of sales.................  205,628   286,856   315,436   306,482  285,555
                                --------  --------  --------  -------- --------
Gross profit...................    5,636    59,458    67,490    90,097   65,320
 Operating expenses:
  Research and development.....   42,469    43,648    36,112    27,868   24,065
  Selling, general and adminis-
   trative.....................   44,274    43,500    41,906    38,656   33,258
  Restructuring charge.........      --        --      5,496       --       --
                                --------  --------  --------  -------- --------
 Total operating expenses......   86,743    87,148    83,514    66,524   57,323
                                --------  --------  --------  -------- --------
Income (loss) from operations..  (81,107)  (27,690)  (16,024)   23,573    7,997
 Other expense, net............    4,242     2,985     3,888     2,683    3,504
                                --------  --------  --------  -------- --------
Income (loss) before income
 taxes.........................  (85,349)  (30,675)  (19,912)   20,890    4,493
 Income tax provision (bene-
  fit).........................   (1,061)      --          4     1,333      150
                                --------  --------  --------  -------- --------
Net income (loss)(1)........... $(84,288) $(30,675) $(19,916) $ 19,557 $  4,343
                                ========  ========  ========  ======== ========
Earnings (loss) per share(1)... $  (5.46) $  (2.03) $  (1.34) $   1.33 $    .32
                                ========  ========  ========  ======== ========
Weighted average common and
 common equivalent shares out-
 standing......................   15,445    15,100    14,835    14,720   13,674
                                ========  ========  ========  ======== ========
Balance sheet data
Working capital................ $ 65,957  $121,022  $144,423  $163,394 $141,850
Total assets...................  180,394   233,915   250,429   259,624  244,909
Long term debt:
 Term Loan Facility............   18,102       --        --        --       --
 10% Convertible Subordinated
  Notes due 1998...............   20,000       --        --        --       --
 6% Convertible Subordinated
  Debentures due 2012..........   75,000    75,000    75,000    75,000   75,000
Shareholders' equity...........    7,173    89,630   118,356   136,257  114,629

--------
(1) Income from the Company's Singapore and Thailand operations is exempt from income taxes in those countries through 2004 and December 1993, respectively. The income tax exemptions in Singapore and Thailand had no impact in fiscal 1995 and had an effect of approximately $7,401 and $.49 in fiscal 1994, $4,800 and $.33 in fiscal 1993, $12,879 and $.87 in fiscal
    1992 and $11,047 and $.81 in fiscal 1991 on net income and earnings per share, respectively, as compared to income taxes at the maximum statutory rates. However, the aforementioned aggregate and per share effects are not necessarily indicative of the Company's consolidated incremental tax liability in the absence of such tax holidays either historically or upon termination of holiday status in 2004 and 1993 (see Notes 1 and 2 to the Company's Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

  On January 24, 1996, the Company entered into a definitive agreement (the "Purchase Agreement") with ST Chatsworth Pte Ltd, a Singapore corporation ("STC"), and a wholly-owned subsidiary of Singapore Technologies Pte Ltd, a Singapore corporation ("ST"), to sell substantially all of the Company's assets (other than cash and accounts receivable) related to the Company's hard disk drive business to STC (the "Sale"). The Sale is subject to stockholder approval, as well as certain closing conditions contained in the Purchase Agreement. If the Sale is consummated, the Company's remaining business will be focused on information storage subsystems and video systems, and will rename itself StreamLogic Corporation ("StreamLogic").

STREAMLOGIC

 Business of StreamLogic

  StreamLogic's principal business will be fault tolerant disk storage subsystems, commonly known as RAID systems. Longer term, StreamLogic plans to develop a substantial video server and video disk recorder business, assuming that current tape-based markets for such products transition to disk-based technologies, and that StreamLogic's products are successful in these new markets.

 Existing Products

  Present Company products which will comprise StreamLogic's initial product line include:

  . RAIDION(R) fault-tolerant disk arrays--software- and hardware-based RAID storage solutions for network data processing environments as well as video and multimedia applications.

  . MICRODISK(R) subsystems--modular, stackable, external storage for desktop computing and network environments.

  . MICRODISK AV subsystems--modular, stackable, external storage optimized for professional audio/video editing and desktop multimedia applications.

  . VIDEO DISK RECORDER(TM) (VDR)--digital disk recorder technology for professional and commercial video editing and playback environments.

  . VIDEON(TM)--Motion Picture Experts Group ("MPEG")-based video-on-demand ("VOD") servers for hospitality and cable television broadcast environments.

  The brand names "Raidion" and "Microdisk," which will be retained by StreamLogic, are believed to be of significant importance to ongoing market recognition and acceptance of the products sold under those names and their variants. StreamLogic's products are sold to OEMs and system integrators and through distribution channels worldwide.

  In 1995, revenues attributable to the products to be retained by StreamLogic amounted to $39.5 million and all but $2.5 million of these revenues came from products sold into the LAN RAID sub-system market. In the future, and especially in 1996, StreamLogic's revenue base will be largely dependent on its success in the LAN RAID sub-system market.

  StreamLogic products in the LAN RAID segment will continue to focus on Novell and Windows NT clustered operating environments. RAID functionality is required to ensure both data availability and data integrity. In addition, requirements exist for increasingly comprehensive management features. The company currently offers RAIDION desktop and rack mount configurations with RAID functionality in both external array controllers and host based software subsystems. Plans to bring deskside configurations to market in 1996 will continue the current scaleable, modular, hot swappable characteristics of the RAIDION. The product line will continue to be optimized for on-line transaction processing.

  The non-captive LAN RAID market is estimated by industry sources to be about a $725 million market in 1997. Competitors in this segment include: Hewlett-Packard, Compaq, Digital Storage Works, Conner Peripherals, Storage Dimensions, Ciprico, and FWB. The Company's market share in 1995 was 6%, down from 8% in 1994. The Company will endeavor to recapture and expand its market share by providing RAID controller feature enhancements and by improved focus as a result of the sale of the disk drive business.

  For further information covering the Company's present Systems Business, see
Item 1--"Business."

 Future Product Development

  StreamLogic's future product development will be focused on the storage, management and movement of digital data in various networking and audio/video related applications. StreamLogic's core technical competencies include its RAID software, RAID controllers, optimization of disk drives for application specific environments, enclosure packaging, control of both analog and digital video streams ("video streaming"), Serial Switching Architecture ("SSA") switching, MPEG encoding/decoding and network management. StreamLogic currently expects to use these core competencies and the products it has developed, and plans to develop in the future, to participate in five target markets. The five markets are:

  .Bundled RAID subsystems for the LAN market.
  .Bundled storage systems for internet and web server markets.
  .Digital output storage systems for the corporate IntraNet market. .Video disk recorders for the professional editing market.
  .Video servers for hospitality and cable head-end markets.

  These markets vary dramatically in size and competitive characteristics. Over the next two years, the segments expected to be of most importance to the growth and profitability of StreamLogic are:

    (1) Professional Video Editing. This market segment is characterized by single or few users per system and high data rate video streams stored on hard disks. Fault tolerance is desired but RAID technology is used primarily as a method of achieving higher data rate. Video disk recorders are used to replace professional level video tape recorders for a wide variety of applications. The Company has a strategic partnership with BTS Broadcast Television Systems GmbH ("BTS"), a division of Phillips Electronics, to develop video disk recorder products to be marketed by BTS. The professional video market is estimated by industry sources to be a $12 billion market with video tape recorders representing half of all revenues. Video disk recorders are expected to penetrate a small portion of that market while video disk editing is expected to penetrate a larger portion. Key competitors in the video disk recorder market are Tektronix and a number of small independent suppliers. In video disk editing, the key competitors are Avid Technology, Tektronix, Sony, Panasonic and a small number of independent suppliers.

    (2) Hospitality and Cable Head-end Video Servers. This market is made up of multi-channel video playback systems. A video server allows multiple simultaneous users from one video data stream stored on hard disk. Such playback is today achieved by the installation of large numbers of video tape recorders. In the cable head-end market, the video server provides considerable ease-of-use benefits over conventional video cassette usage, as well as considerable cost savings. Fault tolerance is required in the cable head-end market, while price is more important in the hospitality market. StreamLogic is currently the only revenue producing competitor in the video server hospitality market. Competitors in the cable head-end market are Digital, Sea Change, and Sony.

  The Company and STC have entered into an OEM supply agreement, effective upon consummation of the Sale. Among other things, the OEM Supply Agreement allows StreamLogic to buy at prices equal to or slightly lower than the most favored OEM customer of STC. StreamLogic must offer all its disk drive business and requirements to STC on a right-of-first-refusal basis, subject to the ability of STC to meet certain delivery and other standards. The agreement has an initial two-year term, after which it may be renewed annually by mutual agreement.

 Management, Employees and Property of StreamLogic

  StreamLogic's management is presently expected to include the Company's current executive officers, with the possible exceptions of Eric Dunstan and Donald McDonell, who may join ST. StreamLogic's Board of Directors is expected to include the Company's present directors. StreamLogic will be located at 21329 Nordhoff Street in Chatsworth, California, which is a building currently owned by it. It is also possible that this building will be sold to STC and leased back, but whether the Company and STC will enter into such a transaction and the key terms of any such lease have not yet been decided upon. Whether StreamLogic owns or leases this space, or moves to other space is not expected to have a material effect on the operations of StreamLogic.

 Market for StreamLogic Common Stock

  StreamLogic expects that during 1996 its net worth will cease to meet the requirements for continuing quotation on the NASDAQ National Market System. See Item 5--"Market for Registrant's Common Equity and Related Stockholder Matters."

 StreamLogic's Financial Position, Results of Operations, and Liquidity

  If the Sale is consummated on the terms and within the time contemplated by the Purchase Agreement (the target closing date is March 29, 1996), and if the results of operations for the quarter ended March 29, 1996 are comparable to the results for the quarter ended December 29, 1995, StreamLogic is expected to have both significant cash balances relative to its asset base and scope of operations (assuming no material unfavorable adjustments to the Purchase Price and that StreamLogic is able to collect the retained accounts receivable related to the Drive Business), and an unusually high level of indebtedness. See Note 10 of Notes to Consolidated Financial Statements.

  As a result of losses related to the combined Drive and Systems Businesses in the first quarter, the Company expects to have a deficit net worth at March 29, 1996. Based on management's business plan, including numerous assumptions, StreamLogic expects to post losses from operations at least throughout 1996 and to generate negative cash flows on a quarterly basis.

  The proceeds of the Sale will be used for general corporate purposes including funding near-term operating losses, currently estimated at $7 million in 1996; the actual amount of such losses will depend on future operating results that are difficult to estimate and may differ materially from this estimate. In addition, interest expense on the $95 million of the Company's debt expected to be outstanding as of the Closing Date is currently estimated at $6.5 million annually, although such amounts are currently estimated to be offset by approximately $2.5 million of interest income on cash balances. In 1997, sinking fund payments on certain debt of the Company commence and are due in the amount of $3.75 million each March 15 through 2012. The Company is also negotiating with the holder of the $20 million 10% Convertible Subordinated Notes due 1998 to obtain a consent necessary to consummate the Sale, and may agree to retire or otherwise restructure these notes. In addition, after the Sale the Company may seek to restructure, in part or in whole, its $75 Million 6% Convertible Subordinated Debentures due 2012, but plans to carefully evaluate such a potential use of funds against alternative uses, such as acquisitions.

 StreamLogic Strategic and Financial Alternatives

  The Company is considering and will consider strategic and financial alternatives to improve its results of operations, cash flows and net worth, including restructuring of debt, acquisitions and other alternatives, after the Sale is consummated. Among the alternatives to deal with its highly leveraged condition following completion of the Sale, in addition to the alternative of not seeking to restructure its $20,000,000 10% Convertible Subordinated Notes and $75,000,000 6% Convertible Subordinated Debentures, would be utilization of a portion of the cash resulting from the sale to reduce indebtedness and/or a restructuring of indebtedness by exchange offer, prepackaged bankruptcy, or otherwise. The cash consideration payable to the Company by STC as a result of the Sale had closing occurred on December 29, 1995 (assuming no adverse adjustments for indemnity or other factors) would have been approximately $50 million (on the Closing Date, such amount would be reduced by amounts due under the Facility; see "Results of Operations-- Liquidity and Capital Resources"). In addition, the Company expects to liquidate the trade accounts receivable related to the Drive Business but retained by the Company at closing. The Company has been approached by several parties in the RAID business, and other businesses related to the intended future business of StreamLogic Corporation, inquiring as to StreamLogic's potential interest in mergers or acquisitions of or by the Company. While preliminary discussions have occurred, no offers have been received or made and no potential transactions would occur before the Sale. There can be no assurance that any such offers will be received or made or that any such transaction will occur.

                             RESULTS OF OPERATIONS

FISCAL 1995 COMPARED TO FISCAL 1994

  Net sales decreased 39% to $211.3 million in 1995 as compared to $346.3 million in 1994. Drive Business revenues declined by 44% in 1995 as compared to 1994 and sales made by the Systems Business decreased by approximately 4%. The decrease in revenues was primarily attributable to sharply lower drive orders than anticipated in the distribution channel during the first quarter of 1995 for the Company's 4 GB 3 1/2-inch and 9 GB 5 1/4-inch drives. In addition, a component problem, and other technical issues, effectively shut down production of the Company's 2 GB 3 1/2-inch drive for most of the first quarter of 1995. During the second quarter of 1995, the Company resumed full production of its 2 GB 3 1/2-inch drives and met the increased demand for these drives and its SuperCapacity 4 and 9 GB drives. During the third and fourth quarters of 1995, the Company's OEM revenue declined due to reduced shipments to certain large customers. The Company anticipated that such revenue reduction would be offset by new OEM customers in qualification. However, the Company experienced delays in such OEM qualifications and unexpected difficulties in the manufacture of 3 1/2-inch disk drives resulting in higher manufacturing costs, excessive warranty cost, inventory build-up and lost sales. The Company can provide no assurance that such OEM qualifications will materialize in the future. During the fourth quarter of 1995 the Company announced a price reduction on its Javelin family of drives. The Company plans to discontinue manufacturing Systems Business products in its Singapore facility during the second quarter of 1996. All Systems Business products will be manufactured in the Company's Chatsworth, California facility. Such discontinuance of manufacturing in Singapore is not expected to have a significant impact on Systems Business revenue. Overall bookings for 1995 decreased by 45% from those in 1994 principally due to manufacturing difficulties, component problems and delays in OEM qualifications in the Company's 2, 4 and 9 GB drives.

  Cost of sales as a percent of sales increased to 97.3% in 1995 from 82.8% in 1994 resulting in a gross margin of 2.7% as compared to 17.2% in 1994. The decrease in margin was the result of price declines in the Company's Javelin family of drives, operating inefficiencies due to low volume production of the 2 and 4 GB drives, and a provision recorded during the first quarter of 1995 for certain unusable components of the 2 GB drives.

  Research and development expenses increased to 20.1% of sales in 1995 as compared to 12.6% in 1994. The percentage increase is the result of lower sales offset by a decrease in spending of $1.2 million. The decrease in spending was a result of savings from the Company's cost containment efforts initiated in March 1995, offset by the recognition of the research and development costs incurred by Tulip Memory Systems, and research and development on the Company's high capacity 3 1/2-inch and 5 1/4-inch drives and subsystem products. In 1995, approximately one-third of the Company's research and development expenses were incurred by the ongoing Systems Business.

  Selling, general and administrative expenses were 20.2% of sales in 1995 as compared to 12.6% in 1994. The percentage increase is the result of lower sales and an increase in expense of $774,000. The increase in expense was the result of increased expenditures for advertising and sales promotion activities for new products, costs associated with a work force reduction in the U.S. and Europe completed in March 1995, and the retention of outside assistance to help the Company in formulating and implementing its recovery plan, offset by the Company's cost containment efforts initiated in March 1995. In the first quarter of 1996, the Company will record charges for certain severance and other costs related to employee reductions made in January 1996. The Company leases sales offices in eight domestic and nine foreign locations. These leases would be assumed by STC upon consummation of the Sale. The assumption of these leases is not expected to have a significant impact on the Systems Business.

  Interest expense increased to $6 million in 1995 (2.8% of sales) as compared to $5.1 million (1.5% of sales) in 1994, primarily as a result of fees associated with the Company's Term Loan Facility and the interest expense of the Company's 10% Convertible Subordinated Debentures dated October 11, 1995. Interest income was $1.7 million in 1995 as compared to $2.1 million in 1994 as a result of lower cash equivalent and short-term investment balances. As a result of the above, loss before income taxes was $85.3 million in 1995 as compared to $30.7 million in 1994.

  The Company recorded an income tax benefit of $1.1 million in 1995, primarily representing a refund of certain foreign income taxes paid in a prior year. The Company's income tax provision benefits from the tax holiday afforded the Company's Singapore operation, which will remain in effect through August 2004. The income tax exemption in Singapore had no impact in 1995 and had an effect of approximately $7.4 million and $.49 on net income and earnings per share, respectively, as compared to income taxes at the maximum statutory rates in 1994. A net operating loss of approximately $113,603,000 is available to be carried forward to the years 2004-2010. General business tax credit carryforwards of approximately $8,562,000, expiring between 2000 and 2009, are also available to reduce future federal income taxes.

  Net loss for 1995 was $84.3 million compared to a net loss of $30.7 million in 1994.

FISCAL 1994 COMPARED TO FISCAL 1993

  Net sales decreased by 10.5% to $346.3 million in 1994 as compared to $382.9 million in 1993. OEM revenues declined substantially in 1994 as a result of a decrease in shipments in the Company's 5 1/4-inch 3600 rpm drives and the 3 1/2-inch 5400 rpm 1 gigabyte (GB) drives. The decline in OEM sales was only partially offset by increases in the Company's Storage Systems Division (SSD) and Video Systems Division. The increase in SSD sales was primarily the result of an increase in shipments of the 3 1/2-inch, 1 inch high 1 GB drive, 1.7 GB full height drives and storage subsystems. The increase in the Video Systems Division, which had no sales in 1993, came primarily in the second half of 1994 and related to shipments of the AV Server 100. Backlog as of December 30, 1994 was $27.8 million, as compared to $29.2 million as of December 31, 1993.

  Cost of sales as a percentage of sales was 82.8% in 1994, comparable to the 82.4% in 1993, resulting in gross margins of 17.2% (17.6% in 1993). Gross margins in the first three quarters of 1994 were adversely impacted by competitive pricing on the 1 GB, 1 inch high 3 1/2-inch drives. Margins increased substantially in the fourth quarter, to 26.5%, as a result of the increased shipments of the Company's Javelin class SuperCapacity drives and storage and video subsystems.

  Research and development as a percentage of sales increased to 12.6% in 1994 as compared to 9.4% in 1993. The increase in spending of $7.5 million relates to increased research and development for high capacity 3 1/2-inch and 5 1/4-inch drives, subsystem products and development of new disk substrates at Tulip Memory Systems.

  Selling, general and administrative expense increased to 12.6% in 1994 as compared to 10.9% in 1993. The increase in spending of $1.6 million relates primarily to increased sales and marketing costs in the Company's Storage Systems Division.

  Interest expense was $5.1 million (1.5% of sales) in 1994 which is comparable to 1993. Interest income was $2.1 million in 1994 as compared to $2.3 million in 1993. As a result of the above, the loss before income taxes was $30.7 million in 1994 versus a loss of $19.9 million in 1993.

  The Company provided for no income tax in 1994 versus $4,000 provided in 1993. The Company's income tax provision benefits from a tax holiday afforded the Company's Singapore operation, which remain in effect through August 2004 (previously 1999). The effect on net income and earnings per share of the income tax exemptions in Singapore as compared to income taxes at the maximum statutory rates for 1994 and 1993, was approximately $7.4 million and $.49 and $4.8 million and $.33, respectively.

  Net loss was $30.7 million in 1994, as compared to net loss of $19.9 million in 1993.

LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents and short-term investments decreased to $27.9 million as of December 29, 1995 from $63.2 million as of December 30, 1994. Net cash used in operations of $47.5 million is primarily due to the Company's net loss of $84.3 million and decrease in accounts payable of $11.4 million, offset by a reduction in accounts receivable of $28.5 million, due principally to decreased sales in the fourth quarter of 1995 compared to the fourth quarter of 1994. Accounts payable and other accrued liabilities decreased by $11.4 million from 1994 due to decreased inventory receipts.

  The Company leases sales offices in eight domestic and nine foreign locations. These leases would be assumed by STC upon consummation of the Purchase Agreement. The assumption of these leases is not expected to have a significant impact on the Systems Business.

  The Company's capital expenditures in 1995 were $30.5 million as compared to $19.7 million in 1994. Capital expenditures related primarily to the construction of a new manufacturing facility in Singapore to replace the current leased facility and for equipment and tooling to support new products. The new facility is expected to be completed in 1996. The Company has obtained a term loan facility to fund the expenditures associated with the construction of the building. The Company currently anticipates that following consummation of the Sale, its 1996 capital spending will be significantly lower than that of 1995 and will be principally for equipment and tooling required for the Company's new products.

  The Company has an existing $21.5 million term loan facility (the "Loan Facility") used to finance the construction of its new factory in Singapore. According to the terms of the Loan Facility, the Company is to pay the last 30% ($8.5 million) of the amounts due under the $30 million construction contract. In addition, the Company has entered into contracts to build an ESD safe cleanroom for the production of MR-based disk drives, and certain other contracts for the facilitization of the factory, all in an amount of approximately $9.0 million. The Company is past due on the payments required under the cleanroom construction contract, and does not have the funds to pay the $8.5 million which will come due between March and July 1996 related to the construction contract. With the assistance of ST, the Company has sought and obtained informal deferrals on all of the above mentioned obligations and no payments are expected to be made by Micropolis Corporation. Rather, these obligations are planned to be assumed by ST pursuant to the Agreement.

  During the second quarter of 1995, the Company obtained a 2-year extension of its credit facility and reset the size of the facility to $25 million, down from $33 million. As of December 29, 1995, the Company was in violation of certain covenants under its line of credit, including among others, the net worth covenant. Even if the covenants were to be waived (which waiver the Company has not requested or pursued), there would be no additional availability under the line of credit beyond the $1.5 million reserved for the outstanding standby letter of credit. After evaluating the costs of the line and the balance sheet of StreamLogic assuming the Sale is consummated, and because the Agreement requires assets to be transferred free of all liens, pledges and encumbrances, the Company elected to terminate its credit facility and has notified the lender of its decision. The amount available under the facility as of December 29, 1995 was $1.5 million (all of which is reserved for an outstanding standby letter of credit).

  During October 1995, the Company completed the private placement to an institutional investor of $20,000,000 aggregate principal amount of 10% Convertible Subordinated Notes (the "Notes"), due October 15, 1998. The Notes are convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $6.00 per share, a premium to the market price of the Company's Common Stock at the time of issuance. The Notes are senior to the Company's existing 6% Convertible Subordinated Debentures due 2012 and subordinate to certain senior debt. The Notes are collateralized by substantially all of the assets of the Company. The Company has requested consent of the holder of the Notes to allow consummation of the Sale and may agree to retire or otherwise restructure these Notes. The Company has the option to redeem the Notes, in whole or in part, at scheduled premium-to-par redemption prices, plus accrued and unpaid interest, at any time prior to conversion or maturity. Interest on the Notes is payable semiannually on April 15 and October 15.

  On February 16, 1996, the Company entered into a $10 Million Facility Agreement (the "Facility") with STC for the purpose of providing additional liquidity to the Company to pay accounts payable between the date of the Facility and March 29, 1996. As of March 6, 1996, the Company had borrowed $2 million under the Facility. Any amounts outstanding under the Facility are due on March 29, 1996. Advances bear interest at U.S. dollar prime rate plus 1%.

  As of December 29, 1995, the Company had net shareholders' equity totaling $7,173,000 and anticipates a loss for the first quarter of 1996, the size of which will depend in significant measure on the level of orders received in the latter half of the quarter which cannot be predicted with assurance. The Company has been unable to generate positive cash flow from its operations and is dependent on future developments, including consummation of the Sale discussed above, and achieving a level of profitable operations in order to meet its obligations as they come due. Management has formulated plans to continue as a going concern, which include the Sale (without regard to inclusion or exclusion of the Option Real Property), and believes the Sale will provide sufficient cash flow for the Company for at least the next twelve months, and much longer unless cash is used for acquisitions and/or debt restructuring, both of which will be studied. However, there is no assurance that the Company will be successful in consummating the Sale transaction. Therefore, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The December 29, 1995 financial statements of Micropolis Corporation do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

  If the sale is not approved or consummated by the end of March, the Company anticipates that it could rely upon the assistance of ST to fund losses from the Drive Business until the Sale closes, assuming that any delay in closing can be expected to be resolved and that a closing can be expected within a reasonable period of time. However, there is no assurance that ST would render any such assistance. If the Sale is not approved and consummated within a reasonable period of time, the Company does not have the capital resources and liquidity to carry on its business as it is presently operated. If the Sale were to fail, the Company would be required immediately to reduce substantially its payroll and to restructure operations, and may be compelled to seek reorganization under Chapter 11 of the Bankruptcy Code. This process would likely result in little or no residual value to stockholders.

                             MICROPOLIS CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors.........................   19
Consolidated Statements of Operations for the fiscal years ended December
 29, 1995,
 December 30, 1994 and December 31, 1993..................................   20
Consolidated Balance Sheets as of December 29, 1995 and December 30, 1994.   21
Consolidated Statements of Cash Flows for the fiscal years ended December
 29, 1995,
 December 30, 1994 and December 31, 1993..................................   22
Consolidated Statements of Shareholders' Equity for the three years ended
 December 29, 1995........................................................   23
Notes to Consolidated Financial Statements................................   24

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Micropolis Corporation

We have audited the accompanying consolidated balance sheets of Micropolis Corporation as of December 29, 1995 and December 30, 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micropolis Corporation at December 29, 1995 and December 30, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and cash flow used in operating activities raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The 1995 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          ERNST & YOUNG LLP

Los Angeles, California
February 1, 1996

                             MICROPOLIS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    FISCAL YEAR ENDED
                                          --------------------------------------
                                          DECEMBER 29, DECEMBER 30, DECEMBER 31,
                                              1995         1994         1993
                                          ------------ ------------ ------------
Net sales................................   $211,264     $346,314     $382,926
Cost of sales............................    205,628      286,856      315,436
                                            --------     --------     --------
Gross profit.............................      5,636       59,458       67,490
Operating expenses:
  Research and development...............     42,469       43,648       36,112
  Selling, general and administrative....     44,274       43,500       41,906
  Restructuring charge...................        --           --         5,496
                                            --------     --------     --------
    Total operating expenses.............     86,743       87,148       83,514
                                            --------     --------     --------
Loss from operations.....................    (81,107)     (27,690)     (16,024)
                                            --------     --------     --------
  Interest income........................      1,719        2,090        2,335
  Interest expense.......................     (5,961)      (5,075)      (5,093)
  Other expense..........................        --           --        (1,130)
                                            --------     --------     --------
Loss before income taxes.................    (85,349)     (30,675)     (19,912)
Income tax provision (benefit)...........     (1,061)         --             4
                                            --------     --------     --------
Net loss.................................   $(84,288)    $(30,675)    $(19,916)
                                            ========     ========     ========
Loss per share...........................   $  (5.46)    $  (2.03)    $  (1.34)
                                            ========     ========     ========
Weighted average common outstanding......     15,445       15,100       14,835
                                            ========     ========     ========


                            See accompanying notes.

                             MICROPOLIS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                      DECEMBER 29, DECEMBER 30,
                                                          1995         1994
                                                      ------------ ------------
                       ASSETS
Current assets:
  Cash, cash equivalents and short-term investments..   $ 27,896     $ 63,216
  Accounts receivable, less allowance for doubtful
   accounts and customer returns of $5,427 ($4,455 in
   1994).............................................     33,249       61,724
  Inventories........................................     59,777       56,746
  Other current assets...............................      3,433        6,405
                                                        --------     --------
    Total current assets.............................    124,355      188,091
Property, plant and equipment, at cost:
  Land...............................................      1,675        1,675
  Buildings and improvements.........................     22,520       22,246
  Machinery and equipment............................     87,094       85,479
  Construction in progress...........................     24,400        3,524
                                                        --------     --------
                                                         135,689      112,924
  Less accumulated depreciation and amortization.....     81,544       68,672
                                                        --------     --------
                                                          54,145       44,252
Other assets.........................................      1,893        1,572
                                                        --------     --------
                                                        $180,393     $233,915
                                                        ========     ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of Term Loan Facility..............   $  2,687     $    --
  Accounts payable...................................     34,209       46,388
  Other accrued liabilities..........................     21,502       20,681
                                                        --------     --------
Total current liabilities............................     58,398       67,069
Term Loan Facility...................................     18,102          --
10% Convertible Subordinated Notes due 1998..........     20,000          --
6% Convertible Subordinated Debentures due 2012......     75,000       75,000
Deferred income taxes................................      1,720        2,216
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $1.00 par value; 2,000,000 shares
   authorized, none issued...........................        --           --
  Common stock, $1.00 par value, 50,000,000 shares
   authorized; 15,580,413 shares issued and
   outstanding (15,266,440 in 1994)..................     15,580       15,266
  Additional paid-in capital.........................    110,380      108,863
  Accumulated deficit................................   (118,787)     (34,499)
                                                        --------     --------
    Total shareholders' equity.......................      7,173       89,630
                                                        --------     --------
                                                        $180,393     $233,915
                                                        ========     ========

                            See accompanying notes.

                             MICROPOLIS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                      FISCAL YEAR ENDED
                                                  ----------------------------
                                                  DEC. 29,  DEC. 30,  DEC. 31,
                                                    1995      1994      1993
                                                  --------  --------  --------
Cash flows from operating activities:
  Net loss....................................... $(84,288) $(30,675) $(19,916)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization.................   20,679    23,932    25,364
   Deferred income taxes.........................     (496)     (201)   (3,000)
   (Gain) loss on disposition of property, plant
    and equipment................................      (51)     (182)       54
   Increase (decrease) from changes in:
    Accounts receivable..........................   28,475   (13,493)    1,760
    Inventories..................................   (3,031)    2,931     5,934
    Other current assets.........................    2,972    (2,016)     (896)
    Accounts payable and other accrued
     liabilities.................................  (11,358)   12,644    12,240
    Other assets.................................     (393)    1,226      (432)
                                                  --------  --------  --------
Net cash provided by (used in) operating
 activities......................................  (47,491)   (5,834)   21,108
                                                  --------  --------  --------
Cash flows from investing activities:
  Proceeds from sale of equipment................       51       254        57
  Additions to property, plant and equipment.....  (30,500)  (19,704)  (22,766)
  Net change in short-term investments...........   12,254    12,186     1,826
                                                  --------  --------  --------
Net cash used in investing activities............  (18,195)   (7,264)  (20,883)
                                                  --------  --------  --------
Cash flows from financing activities:
  Proceeds from Term Loan Facility...............   20,789       --        --
  Proceeds from 10% Convertible Subordinated
   Notes due 1998................................   20,000       --        --
  Proceeds from sale of common stock, net........    1,831     1,949     2,015
  Payment on capital lease obligation............      --       (231)     (534)
                                                  --------  --------  --------
Net cash provided by financing activities........   42,620     1,718     1,481
                                                  --------  --------  --------
Net increase (decrease) in cash and equivalents..  (23,066)  (11,380)    1,706
Cash and equivalents at beginning of period......   37,720    49,100    47,394
                                                  --------  --------  --------
Cash and equivalents at end of period............   14,654    37,720    49,100
Short term investments...........................   13,242    25,496    37,682
                                                  --------  --------  --------
Total cash, cash equivalents and short-term
 investments..................................... $ 27,896  $ 63,216  $ 86,782
                                                  ========  ========  ========
Supplemental cash flow information:
  Interest payments.............................. $  5,791  $  5,076  $  4,821
  Tax payments (recoveries)...................... $   (460) $  2,964  $    278

                            See accompanying notes.

                             MICROPOLIS CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  FOR THE THREE YEARS ENDED DECEMBER 29, 1995

                                 (IN THOUSANDS)

                               NUMBER           ADDITIONAL RETAINED
                              OF COMMON COMMON   PAID-IN   EARNINGS
                               SHARES    STOCK   CAPITAL   (DEFICIT)   TOTAL
                              --------- ------- ---------- ---------  --------
Balances at December 25,
 1992........................  14,532   $14,532  $105,633  $  16,092  $136,257
  Common stock sold for cash.     356       356     1,659        --      2,015
  Net Loss...................     --        --        --     (19,916)  (19,916)
                               ------   -------  --------  ---------  --------
Balances at December 31,
 1993........................  14,888    14,888   107,292     (3,824)  118,356
  Common stock sold for cash.     378       378     1,571        --      1,949
  Net Loss...................     --        --        --     (30,675)  (30,675)
                               ------   -------  --------  ---------  --------
Balances at December 30,
 1994........................  15,266    15,266   108,863    (34,499)   89,630
  Common stock sold for cash.     314       314     1,517        --      1,831
  Net Loss...................     --        --        --     (84,288)  (84,288)
                               ------   -------  --------  ---------  --------
Balances at December 29,
 1995........................  15,580   $15,580  $110,380  $(118,787) $  7,173
                               ======   =======  ========  =========  ========


                            See accompanying notes.

                            MICROPOLIS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE YEARS ENDED DECEMBER 29, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS INFORMATION

 RECENT DEVELOPMENTS

  As described in Note 10, on January 24, 1996, the Company entered into a definitive agreement (the "Purchase Agreement") with ST Chatsworth Pte Ltd, a Singapore corporation ("STC"), and a wholly-owned subsidiary of Singapore Technologies Pte Ltd, a Singapore corporation ("ST"), to sell substantially all of the Company's assets (other than cash and accounts receivable) related to the Company's hard disk drive business to STC (the "Sale"). The Sale is subject to stockholder approval, as well as certain closing conditions contained in the Purchase Agreement. If the Sale is consummated, the Company's remaining business will be focused on information storage subsystems and video systems. The accompanying historical financial statements do not give effect to this transaction.

 BASIS OF PRESENTATION

  The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has incurred significant and increasing operating losses in recent years and has substantially depleted its cash resources. The Company anticipates a loss for the first quarter of 1996, the size of which will depend in significant measure on the level of orders received in the latter half of the quarter which cannot be predicted with assurance. The Company has been unable to generate positive cash flow from its operations and is dependent on future developments, including consummation of the Sale discussed above, and achieving a level of profitable operations in order to meet its obligations as they come due. As described in Note 3, in January 1995, the Company has notified its lender that it would exercise its right to terminate its credit facility agreement in order to facilitate the process of removing the associated liens from its assets in order to prepare for the Sale. Management has formulated plans to continue as a going concern, which include the Sale, and believes the Sale will provide sufficient cash flow for the Company for the next twelve months. However, there is no assurance that the Company will be successful in carrying out these actions. If the Sale is not approved and consummated within a reasonable period of time, the Company does not have the capital resources and liquidity to carry on its business as it is presently conducted, nor does it expect that any advantageous alternative transaction could be rapidly arranged. Accordingly, if the Sale were to fail, the Company would be required to restructure its operations, and may be compelled to seek reorganization under Chapter 11 of the Bankruptcy Code. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The December 29, 1995 financial statements of Micropolis Corporation do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Fiscal years 1995 and 1994 were fifty-two week years versus a fifty-three week 1993.

 SALES

  Micropolis is a designer and manufacturer of high capacity disk drives, information storage and video systems. The Company sells these products and systems directly to original equipment manufacturers ("OEMs") and systems integrators and through independent distributors and value added resellers ("VARs") for resale to end users. The Company generally warrants its products against defects for periods from one to five years. The Company provides for estimated future product warranty costs when products are shipped. In addition, the

                            MICROPOLIS CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 29, 1995
Company performs ongoing credit evaluations of its customers' financial condition, and generally requires no collateral from its customers Trade credit is generally granted to its customers, typically on net 30 day terms. Historically, the Company has not experienced significant bad debt write-offs. The Company also has policies and/or contractual agreements which allow distributors to receive price protection credit under certain circumstances when the Company lowers its sales prices. In addition, the Company permits customers to return products under certain circumstances. The Company makes a provision for the estimated amount of price protection credits and for product returns that may occur under these programs and contracts in the period of sale. Sales, most of which are denominated in U.S. dollars, are recorded upon shipment. No customer accounted for more than 10% of total sales during 1995, 1994 and 1993.

 FOREIGN EXCHANGE CONTRACTS

  The functional currency of the Company's Singapore and Thailand subsidiaries is the U.S. dollar. The Company enters into foreign exchange contracts to minimize the effects of foreign currency fluctuations related to certain known local expenditures for operations and for the new facility being constructed in Singapore. These foreign exchange contracts hedged approximately $17.2 million and $19.9 million of transaction exposures as of December 29, 1995 and December 30, 1994, respectively. There were no significant deferred unrealized gains or losses at December 29, 1995 or December 30, 1994.

 CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term investments consist primarily of commercial paper, certificates of deposit, and U.S. government agency securities and are considered available for sale under Statement of Financial Accounting Standards 115. These investments generally mature within six months and are carried at cost which approximates fair values.

 INVENTORIES

  Inventories are stated at the lower of standard cost, which approximates first-in, first-out, or market.

                                                               DEC. 29, DEC. 30,
                                                                 1995     1994
                                                               -------- --------
                                                                (IN THOUSANDS)
      Raw materials and purchased parts....................... $20,207  $18,634
      Work-in-process.........................................  23,289   20,771
      Finished goods..........................................  16,281   17,341
                                                               -------  -------
                                                               $59,777  $56,746
                                                               =======  =======

 DEPRECIATION AND AMORTIZATION

  Depreciation and amortization are provided on the straight-line method over the estimated useful life of the assets or term of related lease, whichever is shorter; for buildings and improvements, 10 to 30 years; machinery and equipment, 3 to 5 years.

                            MICROPOLIS CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 29, 1995

 OTHER ACCRUED LIABILITIES

  Other accrued liabilities are comprised of the following:

                                                               DEC. 29, DEC. 30,
                                                                 1995     1994
                                                               -------- --------
                                                                (IN THOUSANDS)
      Accrued salaries and wages.............................. $ 5,956  $ 5,622
      Accrued warranty........................................   8,006    8,614
      Income taxes payable....................................     137      243
      Other...................................................   7,403    6,202
                                                               -------  -------
                                                               $21,502  $20,681
                                                               =======  =======

 ADVERTISING EXPENSE

  The cost of advertising is expensed as incurred. The Company incurred $4,606,000, $4,317,000 and $4,799,000 in advertising costs during 1995, 1994 and 1993, respectively.

 RESTRUCTURING CHARGE

  In the third quarter of 1993, the Company recorded a restructuring charge of $5.5 million. This charge related primarily to separation costs recognized in connection with a reduction in workforce and a write-down of certain assets which were no longer in use due to changes in the Company's production requirements and new product specifications. All related expenditures were completed in fiscal year 1994.

 INCOME TAXES

  The Company applies an asset and liability approach in accounting for income taxes. Federal taxes are not provided currently on undistributed foreign earnings since it is the Company's intention that these earnings be reinvested indefinitely in such subsidiaries, or remitted in a manner which will not result in a Federal tax liability.

 PER SHARE INFORMATION

  Loss per share is computed by dividing net loss by the weighted average number of shares of common stock. Applicable common stock equivalents outstanding during the period have not been considered as their effect is antidilutive. Primary and fully diluted earnings per share are the same.

 USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 STATEMENT OF FINANCIAL ACCOUNTING STANDARDS 121

  In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

                            MICROPOLIS CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 29, 1995

2. INCOME TAXES

  The provision (credit) for income taxes is composed of the following:

                                                          FISCAL YEAR ENDED
                                                      ---------------------------
                                                      DEC. 29,  DEC. 30, DEC. 31,
                                                        1995      1994     1993
                                                      --------  -------- --------
                                                            (IN THOUSANDS)
     Current
       Federal....................................... $   --      $--     $(105)
       State.........................................      82      (52)      73
       Foreign.......................................  (1,143)      52       36
                                                      -------     ----    -----
         Total....................................... $(1,061)    $--     $   4
                                                      =======     ====    =====

  Deferred income taxes result from differences in the timing of the recognition of expense and income items for tax and financial statement purposes. During 1993 $3,000,000 was reclassified from deferred income taxes to current income taxes payable for payments during 1994 for years covering 1986 through 1990.

  Deferred tax assets and liabilities are comprised of the following at December 29, 1995:

                                                            DEC. 29,  DEC. 30,
                                                              1995      1994
                                                            --------  --------
                                                             (IN THOUSANDS)
      Deferred tax asset:
        Reserves not currently tax deductible.............. $  5,371  $  4,639
        Other..............................................      768       862
        Excess of book over tax depreciation...............    2,130     1,798
        Net operating loss.................................   46,641    31,996
        Income tax credits.................................    9,668     7,514
                                                            --------  --------
          Total before valuation allowance.................   64,578    46,809
        Valuation allowance................................  (63,756)  (45,248)
                                                            --------  --------
                                                                 822     1,561
                                                            --------  --------
      Deferred tax liability:
        Reserves not currently tax deductible..............      --     (2,216)
        State income taxes.................................   (2,275)   (1,327)
        Other..............................................     (267)     (234)
                                                            --------  --------
                                                             (2,542)    (3,777)
                                                            --------  --------
        Deferred tax liability, net........................ $ (1,720) $ (2,216)
                                                            ========  ========

  The Company has determined a valuation allowance is required for the deferred tax assets due to the uncertainty of ultimately realizing certain tax benefits. The change in the valuation allowance was a result of current year losses and settlement of prior year tax audits.

                            MICROPOLIS CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 29, 1995

  The following table reconciles the provision for income taxes to the statutory federal income tax rate of 35%:

                                                      1995      1994     1993
                                                    --------  --------  -------
                                                         (IN THOUSANDS)
      Tax benefit at statutory rate...............  $(29,872) $(10,736) $(6,969)
      Increases (decreases) related to:
        Losses without current income tax benefit.    15,906    13,267    1,510
        State income tax expense (benefit) net of
         federal income tax.......................        53       (34)      48
        Foreign operations........................    (5,671)  (10,234)  (5,090)
        Repatriation of foreign earnings..........    18,498     7,700   10,500
        Other, net................................        25        37        5
                                                    --------  --------  -------
                                                    $ (1,061) $      0  $     4
                                                    ========  ========  =======

  Income from the Company's Singapore and Thailand subsidiaries was exempt from income taxes in those countries through August 2004 and December 1993, respectively. Income (loss) from these operations for the periods under exemption was $(15,310,000) in 1995, $27,411,000 in 1994 and $17,182,000 in
1993.

  At December 29, 1995, foreign earnings of $44,671,000 have been retained indefinitely by subsidiary companies for reinvestment, on which no additional U.S. tax has been provided. If repatriated, additional taxes of approximately $15,296,000 on these earnings, net of available foreign tax credit carryforwards, would be due. Any tax otherwise due upon repatriation would be substantially offset by the tax benefit of net operating loss carryforwards. The Company repatriated $52,850,000 in 1995, $22,201,000 in 1994 and
$30,000,000 in 1993 from foreign subsidiaries by means of special dividends, which were offset by the Company's 1995, 1994 and 1993 domestic losses. A net operating loss of approximately $113,603,000 is available to be carried forward to the years 2004-2010. General business tax credit carryforwards of approximately $8,562,000, expiring between 2000 and 2009, are also available to reduce future federal income taxes.

3. CREDIT FACILITY AGREEMENT

  During the second quarter of 1995, the Company obtained a two-year extension of its $33 million credit facility agreement and reset the size of the facility to $25 million. As of December 29, 1995, the Company was in violation of certain covenants under the facility, including, among others, the net worth covenant. Even if the covenants were to be waived (which waiver the Company has not requested or pursued), there would be no additional availability under the line of credit beyond the $1.5 million reserved for the outstanding standby letter of credit. In January 1996, the Company notified its lender that it was in default on the facility and would exercise its right to terminate the facility. The Company has elected to terminate the facility in order to facilitate the process of removing the associated liens from its assets to prepare for the Sale. The availability under the facility is primarily a function of the level of eligible accounts receivable, is limited by certain outstanding letters of credit and is secured by substantially all of the Company's assets. The amount available under the facility as of December 29, 1995 was $1.5 million (all of which is reserved for outstanding standby letters of credit). The agreement requires specified levels of operating profits, working capital and tangible net worth. The borrowings under this agreement bear interest at the prime rate plus 1%. A fee of .5% is payable on the unused portion of the credit line. As of December 29, 1995, there were no amounts outstanding under the facility.

                            MICROPOLIS CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 29, 1995

4. LEASE COMMITMENTS

  Minimum annual lease commitments at December 29, 1995 under noncancellable operating leases, principally for operating facilities, are payable as follows:

                                                                  (IN THOUSANDS)
       1996......................................................    $ 1,614
       1997......................................................      1,120
       1998......................................................      1,066
       1999......................................................      1,008
       2000......................................................      1,008
       Thereafter................................................     17,343
                                                                     -------
         Total future minimum lease payments.....................    $23,159
                                                                     =======

  Included in minimum annual lease commitments is a thirty-year ground lease for the new facility being constructed in Singapore. Rent expense amounted to $4,923,000 in 1995, $4,182,000 in 1994 and $4,643,000 in 1993.

5. LONG TERM DEBT

  In December 1994, Singapore Technologies Construction Pte Ltd. ("ST Construction"), a subsidiary of ST, was hired by the Company as the general contractor for construction of its new factory in Singapore. During the third quarter of 1995, the Company refinanced, with ST Construction together with ST Capital Ltd (another subsidiary of ST) as lenders, its existing term loan facility used to finance the new factory with a new $21.5 million loan facility (the "Loan Facility"). The Loan Facility is payable over six years in monthly principal installments of $298,611 beginning April 1996, bears interest at the Singapore Interbank Offered Rate plus 2%, and is collateralized by the new factory.

  During October 1995, the Company completed the private placement to a major institutional investor of $20,000,000 aggregate principal amount of 10% Convertible Subordinated Notes (the "Notes"), due October 15, 1998. The Notes are convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $6.00 per share, a premium to the market price of the Company's Common Stock at the time of issuance. The Notes are senior to the Company's existing 6% Convertible Subordinated Debentures due 2012 and subordinate to certain senior debt. The Company has the option to redeem the Notes, in whole or in part, at scheduled premium-to-par redemption prices, plus accrued and unpaid interest, at any time prior to conversion or maturity. Interest on the Notes is payable semiannually on April 15 and October 15. Interest expense amounted to $444,000 in 1995.

  In March 1987, the Company issued $75,000,000 principal amount of 6% Convertible Subordinated Debentures due 2012 (the "Debentures"). The Debentures are convertible into common stock at a price of $48.50 at any time prior to redemption or maturity. (1,546,000 shares of common stock have been reserved for issuance upon conversion.) Mandatory annual sinking fund payments of 5% of the aggregate principal amount of the Debentures issued will be made on each March 15, commencing March 15, 1997. Debentures converted to common stock or reacquired or otherwise redeemed by the Company may be used to reduce the amount of any sinking fund payment. The Debentures may be redeemed early, at the Company's option, upon the payment of a premium. Interest on the debentures is payable semi-annually on March 15 and September 15. Interest expense amounted to $4,500,000 in 1995, 1994 and 1993.

  Because Loan Facility and Notes were entered into recently, the fair market value of the Loan Facility and the Notes approximates carrying value as of December 29, 1995. The fair market value of the Debentures using over-the-counter market prices, was approximately $36 million at December 29, 1995.

                            MICROPOLIS CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 29, 1995

  Maturities and sinking fund requirements of long-term debt for the five years succeeding December 29, 1995 are $2,687,000 in 1996, $7,333,000 in 1997,
$27,333,000 in 1998, $7,333,000 in 1999 and $7,333,000 in 2000.

  During 1995, 1994 and 1993 interest paid totaled $5,791,000, $5,076,000 and
$4,821,000 respectively, of which $347,000 was capitalized in 1995 as part of the cost of the Company's new factory in Singapore.

6. CAPITAL STOCK

  Under the Company's various stock option plans, options may be granted at prices equal to fair market value at the date of grant. Options for key employees and officers generally become exercisable in equal annual amounts over five years commencing one year from the date of grant, and expire five years from the date of grant. Options for directors are exercisable over three years. At December 29, 1995, there were options for 970,697 shares available for future option grants. There are currently 432 employees participating in the various plans. Expiration dates for all options range from 1996 to 2000.

  A summary of certain information with respect to options under the Plans follows:

                                     FISCAL YEARS ENDED
                                -------------------------------
                                DEC. 29,   DEC. 30,   DEC. 31,
                                  1995       1994       1993
                                ---------  ---------  ---------
      Options outstanding, be-
       ginning of year........  1,265,470  1,316,970  1,160,444
      Options granted.........  1,100,100    476,500    552,000
      Options exercised.......    (91,444)  (166,750)  (176,326)
      Weighted average exer-
       cise price.............      $6.39      $4.50      $5.72
      Options canceled........   (649,966)  (361,250)  (219,148)
                                ---------  ---------  ---------
      Options outstanding, end
       of year................  1,624,160  1,265,470  1,316,970
                                =========  =========  =========
      Weighted average price..      $6.14      $7.15      $7.15
                                =========  =========  =========
      Exercisable.............    248,787    381,241    458,638
                                =========  =========  =========

  The Company also has an employee stock purchase plan under Section 423 of the Internal Revenue Code, with 1,400,000 shares of common stock authorized to be issued. All full time employees are eligible to participate through payroll deductions of up to 10% of their compensation. Participants may, at their option, purchase common stock from the Company at the lower of 85% of the fair market value of the common stock at either the beginning or end of each one year option period. During 1995, 222,095 shares were issued pursuant to this plan at prices ranging from $5.53 to $6.16. During 1994, 207,845 shares were issued pursuant to this plan at a price of $5.66, and in 1993, 178,898 shares were issued pursuant to this plan at a price of $5.42. As of December 29, 1995, 303,848 shares were available for issuance under this plan.

  The Board of Directors of the Company declared a dividend distribution of one Right for each share of common stock of the Company outstanding at the close of business on June 2, 1989. When exercisable, each Right entitles the registered holder to purchase from the Company one share of common stock at a price of $40.00 per share, subject to adjustment. Initially, the Rights attach to all outstanding shares of common stock, and no separate Rights Certificates will be distributed. The Rights will become exercisable and will detach from the common stock in the event any individual or group acquires 20% or more of the Company's common stock, or announces a tender or exchange offer, other than through conversion of the Notes, which, if consummated, would result in that person or group owning at least 30% of the Company's common stock. If an individual or

                            MICROPOLIS CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 29, 1995 group acquires 20% or more of the Company's common stock (except pursuant to certain cash tender offers for all of the Company's common stock), each Right will entitle the holder of a Right, other than Rights that are or were acquired or beneficially owned by the 20% stockholder (which rights will thereafter be void) to purchase, at the Right's then current exercise price, the Company's common stock in an amount having a market value equal to twice the exercise price. Similarly, with certain exceptions, if the Company merges or consolidates with or sells 20% or more of its assets or earning power to another person, each Right then will entitle the holder to purchase, at the Right's then current exercise price, the stock of the acquiring company in an amount having a market value equal to twice the exercise price. The Rights do not have voting or dividend rights, and, until they become exercisable, have no dilutive effect on the earnings of the Company. The Company may redeem the rights at $0.01 per Right at any time on or prior to the tenth day after acquisition by a person or group of 20% or more of the Company's outstanding common stock. The Rights will expire on May 18, 1999, unless earlier redeemed.

  No dividends have been declared by the Company during the five-year period ended December 29, 1995. Under the terms of the Company's credit facility, it is prohibited from declaring or paying dividends without the prior consent of the lender.

7. COMMITMENTS AND CONTINGENCIES

  In the third quarter of 1992, the Company purchased an equity interest of approximately 27% in Tulip Memory Systems, Inc. (TMS), a start-up company formed to develop substrates which are to be used in the manufacture of computer disk drives. During 1994, the Company increased its ownership to approximately 60%, pending anticipated outside investment. Operating expenses attributable to TMS are included in the financial results of the Company. In connection with its original investment, Micropolis agreed to guarantee the obligations of TMS to pay the acquisition cost of equipment. As of December 29, 1995 the Company's guaranty obligation under the agreement was $1.5 million.

  At December 29, 1995, the Company had letters of credit outstanding totaling approximately $7.1 million, which guarantee various trade activities. These letters of credit are secured by pledges of cash.

  In addition, the Company is involved in routine legal matters and contingencies in the ordinary course of business which management believes will not have a material effect upon the Company's financial position.

                            MICROPOLIS CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 29, 1995

8. GEOGRAPHIC INFORMATION

  The following summarizes the Company's sales, income (loss) before income taxes, and assets by geographic area. Foreign sales originate primarily from the Company's Singapore location. The sales described below represent the geographic origination of such sales. Export sales (sales originating in the United States to customers in foreign countries), were less than 10% of total sales in each of 1995, 1994 and 1993.

                                                     FISCAL YEARS ENDED
                                                -------------------------------
                                                  1995       1994       1993
                                                ---------  ---------  ---------
                                                       (IN THOUSANDS)
      Customer sales:
        Domestic (including export sales) ..... $  25,149  $  63,892  $ 128,781
        Foreign................................   186,115    282,422    254,145
      Affiliate sales:
        Domestic...............................    64,309     49,851     55,006
        Foreign................................   110,812    178,881    234,477
        Eliminations...........................  (175,121)  (228,732)  (289,483)
                                                ---------  ---------  ---------
                                                $ 211,264  $ 346,314  $ 382,926
                                                =========  =========  =========
      Income (loss) before income taxes:
        Domestic............................... $ (66,406) $ (58,609) $ (34,425)
        Foreign................................   (18,943)    27,934     14,513
                                                ---------  ---------  ---------
                                                $ (85,349) $ (30,675) $ (19,912)
                                                =========  =========  =========
      Assets:
        Domestic............................... $  20,732  $  66,063  $  74,520
        Foreign................................   159,661    167,852    175,909
                                                ---------  ---------  ---------
                                                $ 180,393  $ 233,915  $ 250,429
                                                =========  =========  =========

  Sales to affiliates are at arms-length prices.

9. COMPARATIVE QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

                                                QUARTERS
                              ------------------------------------------------
FISCAL 1995                    FIRST     SECOND    THIRD     FOURTH     YEAR
-----------                   --------  --------  --------  --------  --------
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales.................... $ 40,899  $ 70,076  $ 58,785  $ 41,504  $211,264
Gross profit (loss)..........   (8,869)   15,369     2,491    (3,355)    5,636
Loss before income taxes.....  (36,253)   (6,323)  (17,445)  (25,328)  (85,349)
Net loss.....................  (35,087)   (6,344)  (17,481)  (25,376)  (84,288)
Loss per share...............    (2.29)     (.41)    (1.12)    (1.63)    (5.46)
                                                QUARTERS
                              ------------------------------------------------
FISCAL 1994                    FIRST     SECOND    THIRD     FOURTH     YEAR
-----------                   --------  --------  --------  --------  --------
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales.................... $ 83,658  $ 75,761  $ 79,285  $107,610  $346,314
Gross profit.................   12,296     7,245    11,446    28,471    59,458
Income (loss) before income
 taxes.......................   (9,760)  (14,793)  (10,948)    4,826   (30,675)
Net income (loss)............   (9,760)  (14,793)  (10,948)    4,826   (30,675)
Earnings (loss) per share....     (.65)     (.99)     (.72)      .31     (2.03)

                            MICROPOLIS CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 29, 1995

10. SUBSEQUENT EVENT (UNAUDITED)

  On January 24, 1996, the Company entered into a definitive agreement (the "Purchase Agreement") with ST Chatsworth Pte Ltd, a Singapore corporation ("STC"), and a wholly-owned subsidiary of Singapore Technologies Pte Ltd, a Singapore corporation ("ST"), to sell substantially all of the assets, other than cash and accounts receivable, of the Company's hard disk drive business (the "Drive Business") including the name "Micropolis," certain other intangibles, the capital stock of the Company's subsidiary Micropolis Corporation (Thailand) Ltd. and either the capital stock or assets of five of the Company's European and Asian sales and marketing subsidiaries (such assets, collectively, the "Subject Assets") to STC, and STC will assume certain of the Company's Liabilities relating to the Drive Business (the "Sale"). In addition, under the Purchase Agreement, STC has an option to include in the Subject Assets the owned and/or leased portion of the Company's Corporate headquarters in Chatsworth, California (the "Option Real Property"). The sale will be accounted for by the parties using the purchase method of accounting. The Sale is subject to stockholder approval, as well as certain closing conditions contained in the Purchase Agreement. If the Sale is consummated, the Company's remaining business (the "Systems Business") will be focused on highly integrated data and video storage/server products to the information technology (IT) marketplace and will rename itself StreamLogic Corporation ("StreamLogic").

  The following unaudited pro forma condensed consolidated balance sheet of Micropolis Corporation as of December 29, 1995 and the unaudited pro forma condensed consolidated statement of operations for the year ended December 29, 1995 have been prepared to illustrate the effect of the proposed Sale. The financial statements have been prepared as though the Sale had occurred on December 29, 1995 for purposes of the pro forma balance sheet and as of December 31, 1994 for purposes of the pro forma statement of operations. If the Sale is consummated, the Company will rename itself StreamLogic Corporation ("StreamLogic"). The pro forma adjustments and the assumptions on which they are based are described in the accompanying notes to unaudited pro forma financial statements.

  The unaudited pro forma condensed combining financial statements are presented for illustrative purposes only and are not necessarily indicative of the consolidated financial position or consolidated results of operations of Micropolis Corporation that would have been reported had the Sale occurred on the dates indicated, nor do they represent a forecast of the consolidated financial position of Micropolis Corporation at any future date or the consolidated results of operations of Micropolis Corporation for any future period. Furthermore, no effect has been given in the Micropolis Corporation condensed consolidated statements of operations for operating benefits that may be realized by virtue of the Sale and no effect has been given for any additional expense control or restructuring activities which the Company may undertake with respect to the remaining business. Amounts representing the assets to be sold and liabilities to be assumed, as reflected in the accompanying pro forma financial statements, are preliminary and subject to the consummation of the Sale. The actual amount of cash received by the Company in exchange for the Subject Assets and Assumed Liabilities will depend on its operating results between December 29, 1995 and the Closing Date, which cannot now be determined with certainty. The level of the balance sheet elements used to determine the purchase price will depend largely on first quarter 1996 revenues and the resulting levels of accounts receivable and inventory. Such values are difficult to estimate and could vary considerably from those reflected in the accompanying pro forma financial statements (due to, among other things, the level and timing of sales, amount of cash collected from such sales and the resulting level of accounts payable, which will be a function of the amount of both collections and purchases of components during the quarter. The unaudited pro forma condensed consolidated financial statements, including the Notes thereto, should be read in conjunction with the historical consolidated financial statements of Micropolis Corporation, which are included herein.

                         UNAUDITED PRO FORMA CONDENSED

                          CONSOLIDATED BALANCE SHEET

                                (IN THOUSANDS)

                                               DECEMBER 29, 1995
                                 -----------------------------------------------
                                              SALE OF    APPLICATION STREAMLOGIC
                                 MICROPOLIS  DISK DRIVE      OF      CORPORATION
                                 CORPORATION ASSETS(1)   PROCEEDS(2)  PRO FORMA
                                 ----------- ----------  ----------- -----------
             ASSETS
Current assets:
  Cash, cash equivalents and
   short-term investments.......  $ 27,896   $     --      $20,391    $ 45,472
                                                            (1,515)
                                                            (1,300)
  Accounts receivable, net......    33,249         --          --       33,249
  Receivable from STC...........       --          --       30,510      30,510
  Inventories...................    59,777     (50,777)        --        9,000
  Other current assets..........     3,433      (2,717)        --          716
                                  --------   ---------     -------    --------
    Total current assets........   124,355     (53,494)     48,086     118,947
Property, plant and equipment,
 net............................    54,145     (47,772)        --        6,373
Other assets....................     1,893        (723)        --        1,170
                                  --------   ---------     -------    --------
                                  $180,393   $(101,989)    $48,086    $126,490
                                  ========   =========     =======    ========
 LIABILITIES AND SHAREHOLDERS'
             EQUITY
Current liabilities:
  Current portion of Term Loan
   Facility.....................  $  2,687   $  (2,687)    $   --     $    --
  Accounts payable..............    34,209     (26,035)        --        8,174
  Other accrued liabilities.....    21,502     (14,064)     (1,300)      7,238
                                                             1,100
                                  --------   ---------     -------    --------
Total current liabilities.......    58,398     (42,786)       (200)     15,412
Long term debt..................   113,102     (18,102)        --       95,000
Deferred income taxes...........     1,720         --          --        1,720
Shareholders' equity:
  Common stock..................    15,580         --          --       15,580
  Additional paid-in capital....   110,380         --          --      110,380
  Accumulated deficit...........  (118,787)    (41,101)     48,286    (111,602)
                                  --------   ---------     -------    --------
    Total shareholders' equity..     7,173     (41,101)     48,286      14,358
                                  --------   ---------     -------    --------
                                  $180,393   $(101,989)    $48,086    $126,490
                                  ========   =========     =======    ========

--------
(1) To eliminate the assets and liabilities of the Drive Business to be transferred to STC and to give effect to the proposed Sale as if the Sale was consummated on December 29, 1995 (excluding the Option Real Property). The net book value of the Option Real Property was approximately $3,200 as of December 29, 1995.

(2) To give effect to the receipt of cash proceeds from the Sale as if the Sale was consummated on December 29, 1995 (excluding the Option Real Property with a net book value of approximately $3,200 as of that date). Pursuant to the Purchase Agreement, additional cash payments are due from STC 45 days after closing and are subject to confirmation by STC of the final net book value of the assets and liabilities to be transferred. In addition, the Company will pay $1,300 from the Sale proceeds to satisfy its guaranty obligation under its agreement with TMS. A holdback of 5% of the balance will be retained by STC until the date six months after the closing date. The pro forma gain application to the above proposed Sale after estimated adjustments (assuming no adverse adjustment for indemnity or other factors) is:

      Proceeds from sale.............................................. $ 50,901
      Book value of assets to be sold.................................  (41,101)
      Transaction fees................................................   (1,515)
      Book provision for tax..........................................   (1,100)
                                                                       --------
       Pro forma gain................................................. $  7,185
                                                                       ========




See accompanying notes to Unaudited Pro Forma Condensed Consolidated Financial
                                  Statements.

                         UNAUDITED PRO FORMA CONDENSED

                     CONSOLIDATED STATEMENT OF OPERATIONS

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        YEAR ENDED DECEMBER 29, 1995
                              -------------------------------------------------
                                           SALE OF                  STREAMLOGIC
                              MICROPOLIS  DISK DRIVE   PRO FORMA    CORPORATION
                              CORPORATION   ASSETS   ADJUSTMENTS(4)  PRO FORMA
                              ----------- ---------- -------------- -----------
Net sales....................  $211,264    $171,921     $   --       $ 39,343
Cost of sales................   205,628     176,336       2,372        31,664
                               --------    --------     -------      --------
Gross profit.................     5,636      (4,415)     (2,372)        7,679
 Operating expenses(3):
  Research and development...    42,469      28,826         --         13,643
  Selling, general and
   administrative............    44,274      30,614         --         13,660
                               --------    --------     -------      --------
  Total operating expenses...    86,743      59,440         --         27,303
                               --------    --------     -------      --------
Loss from operations.........   (81,107)    (63,855)     (2,372)      (19,624)
Interest expense, net........    (4,242)        --          --         (4,242)
                               --------    --------     -------      --------
Loss before income taxes.....   (85,349)    (63,855)     (2,372)      (23,866)
Income tax benefit...........    (1,061)        --          --         (1,061)
                               --------    --------     -------      --------
Net loss.....................  $(84,288)   $(63,855)    $(2,372)     $(22,805)
                               ========    ========     =======      ========
Loss per share...............  $  (5.46)                             $  (1.48)
                               ========                              ========
Weighted average shares
 outstanding.................    15,445                                15,445
                               ========                              ========

--------
(3) The costs of Tulip Memory Systems are included in the StreamLogic Corporation Pro Forma operating expenses. Such costs included Research and Development of $3,189 and Selling, General and Administrative of $1,927. The Company's plans call for the discontinuation of Tulip Memory Systems in the first quarter of 1996.

(4) The Company and STC have entered into an OEM supply agreement. Among other things, the OEM Supply Agreement allows StreamLogic to buy at prices equal to or slightly lower than the most favored OEM customer of STC. StreamLogic must offer all its disk drive business and requirements to STC on a right-of-first-refusal basis, subject to the ability of STC to meet certain delivery and other standards. The agreement has an initial two-year term, after which it may be renewed annually by mutual agreement. The pro forma adjustment incorporates the provisions contained in the agreement.

See accompanying notes to Unaudited Pro Forma Condensed Consolidated Financial
                                  Statements.

   NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (IN THOUSANDS)

  The unaudited pro forma condensed consolidated financial statements and related notes have been prepared to illustrate the effect of the proposed Sale. The financial statements have been prepared as though the Sale had occurred on December 29, 1995 for purposes of the pro forma balance sheet and as of December 31, 1994 for purposes of the fiscal 1995 pro forma statement of operations, respectively.

  The unaudited pro forma condensed consolidated statement of operations are not necessarily indicative of operating results which would have been achieved had the Sale been consummated as of December 31, 1994 and should not be construed as representative of future operations. Such pro forma financial statements do not give effect to any additional expense control or restructuring activities which the Company may undertake with respect to the remaining business.

  The $9.8 million excess of proceeds from sale of the disk drive assets over the book value of those assets, as reflected in the accompanying pro forma financial statements, was based on agreed upon values and the estimated fair value of those assets. Specifically, a value of $7 million has been established for the goodwill of the Company related to the Drive Business and the name "Micropolis" pursuant to the Purchase Agreement. In addition, certain land and fixed assets have been assigned a value of approximately $2.8 million in excess of book value based upon anticipated appraisal results and pursuant to the Purchase Agreement.

  Pursuant to the Purchase Agreement, all trade accounts receivable as of December 29, 1995 are retained by the Company regardless of whether such accounts receivable were generated by the Systems Business or the Drive Business.

  For purposes of the unaudited pro forma condensed consolidated balance sheet, aggregate consideration of $111,789 ($101,989 for the assets to be sold, $7,000 for the goodwill of the Company related to the Drive Business and the name "Micropolis", and $2,800 for the proceeds in excess of book value of assets to be sold) was assumed as if the sale had been consummated on December 29, 1995. As there are several variable factors (including ongoing losses, the level of inventory and the level of accounts payable) that will affect the amounts of the assets to be sold, liabilities to be assumed and cash received, such amounts cannot now be determined with certainty, but are expected to be comparable to or less than at December 29, 1995. The consideration to the Company, pursuant to the Purchase Agreement, was assumed as follows.

       Cash proceeds to the Company at closing........................ $ 20,391
       Cash proceeds to the Company 45 days after closing.............   27,965
       Cash proceeds to the Company 6 months after closing............    2,545
                                                                       --------
       Total cash proceeds............................................   50,901
                                                                       --------
       Liabilities assumed at closing:
         Current liabilities..........................................   42,786
         Long term debt...............................................   18,102
                                                                       --------
                                                                         60,888
                                                                       --------
         Total consideration.......................................... $111,789
                                                                       ========

  Net sales, cost of sales and research and development expenses are classified between the disk drive business and StreamLogic based on specific identification. Selling, general and administrative expenses are allocated to the disk drive business and StreamLogic based on activity surveys and are believed by management to be representative of the relative expenses. Interest expense, net is classified as StreamLogic as only capitalized interest on the Term Loan Facility debt is attributable to the disk drive business.

  The costs of Tulip Memory Systems are included in the StreamLogic Corporation Pro Forma operating expenses. Such costs included Research and Development of $3,189 and Selling, General and Administrative of $1,927. The Company's plans call for the discontinuation of Tulip Memory Systems in the second quarter of 1996.

  As discussed in Note 2 to the consolidated financial statements, at December 29, 1995, foreign earnings of $44,671 had been retained indefinitely by subsidiary companies for reinvestment, on which no additional U.S. tax has been provided. Following the consummation of the Sale, such foreign earnings would be repatriated and the proceeds in excess of book value of assets to be sold of $9,800 would be taken into income and, as a result, alternative minimum taxes of approximately $1,100 would be due. Such taxes are shown as other accrued liabilities in the unaudited pro forma condensed consolidated financial statements. After the Sale, a net operating loss of approximately $59,132 would be available to be carried forward to the years 2004-2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required by this item is incorporated by reference from the information under the caption "Election of Directors" contained in the Proxy Statement relating to the Company's 1996 Annual Meeting of Stockholder, which will be filed within 120 days of the end of the fiscal year covered by this Report.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                   SERVED AS
        NAME        AGE                POSITION                  OFFICER SINCE
        ----        ---                --------                  -------------
 J. Larry Smart      48 President, Chief Executive Officer and       1995
                         Chairman of the Board of Directors
 Taroon C. Kamdar    50 President--Asia/Pacific Division and         1991
                         General Manager, Storage Systems
                         Division
 Ericson M. Dunstan  63 Senior Vice President--Corporate             1976
                         Engineering
 Barbara V. Scherer  40 Vice President--Finance, Chief               1988
                         Financial Officer and Treasurer
 Donald McDonell     47 Vice President--Sales                        1992
 Holly Sacks         46 Vice President--Marketing                    1993

  MR. SMART was elected by the Board of Directors to the position of President and Chief Executive Officer in July 1995 and serves as Chairman. He served as President and Chief Executive Officer of Maxtor Corporation from March 1994 to February 1995. He has served as Chairman of the Board of Southwall Technologies Inc. since March 1994, and was President and Chief Executive Officer of Southwall Technologies Inc. from June 1991 to March 1994. From November 1987 to June 1991, he was Senior Vice President at SCI Systems.

  MR. KAMDAR joined Micropolis in November 1991 as Senior Vice President, General Manager of the Storage Systems Division and in December 1992 was promoted to Executive Vice President--Storage Systems Division. In April 1993, Mr. Kamdar was promoted to President, Asia/Pacific Division. For more than five years prior to joining Micropolis, Mr. Kamdar held various executive positions at Maxtor Corporation including Senior Vice President, Marketing, Sales and Business Development.

  DR. DUNSTAN is Senior Vice President--Corporate Engineering and Secretary, and has served as an officer of the Company since December 1976.

  MS. SCHERER joined Micropolis in November 1987 as Treasury Director, and became Treasurer in October 1988. In November 1989, she became Vice President and Treasurer and in March 1995, was promoted to Senior Vice President-- Finance and Chief Financial Officer. She was previously employed by the Boston Consulting Group from May 1985 to November 1987.

  MR. MCDONELL joined Micropolis in August 1986 as Director of Distribution and Retail Marketing and became Director of Resale-Marketing in November 1986. In December 1991, he became Director of Sales--Western Region and in January 1993, was promoted to Vice President--Sales, Storage Systems Division.

  MS. SACKS joined Micropolis in January 1992 as Director of Marketing, Storage Systems Division and in 1993 was promoted to Vice President-- Marketing, Storage Systems Division. She held various management positions in Xerox Corporation from February 1990 to December 1992 and Genicom Corporation from September 1988 to February 1990.

  Officers serve at the discretion of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

  Information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Proxy Statement relating to the Company's 1996 Annual Meeting of Stockholders, which will be filed within 120 days of the end of the fiscal year covered by this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Holders and Management" contained in the Proxy Statement relating to the Company's 1996 Annual Meeting of Stockholders, which will be filed within 120 days of the end of the fiscal year covered by this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Proxy Statement relating to the Company's 1996 Annual Meeting of Stockholders, which will be filed within 120 days of the end of the fiscal year covered by this Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

1. FINANCIAL STATEMENTS.

 Report of Independent Auditors.

 See Index to Consolidated Financial Statements at Item 8 on F-1 of this
 Report.

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

3. EXHIBITS:

INCORPORATED BY REFERENCE

        3.1   Certificate of Incorporation(1)
        3.2   By-Laws, as amended to date(2)
        4.1 Indenture, dated March 15, 1987, between Micropolis Corporation and First Interstate Bank of California as trustee, relating to $75,000,000 principal amount of 6% Convertible Subordinated
               Debentures due 2012(3)
        4.2 Rights Agreement dated as of May 1989 between the Company and First Interstate Bank of
               California(4)
        4.3   Amendment No. 1 to Rights Agreement(14)
       10.15* Micropolis Corporation Employees' Stock Purchase Plan(5)
       10.19* Micropolis Corporation Employee Savings and Retirement Plan(6)
       10.20* Form of Indemnification Agreement between the Company and each of its directors and officers(7)
       10.21* Executive and Key Employees' Stock Option Plan, dated October
               1987(1)
       10.22* Directors' Stock Option Plan, dated October 1987(1)
       10.23* Form of Incentive Stock Option Agreement for Executive and Key
               Employees' Stock Option Plan, dated October 1987(1)
       10.24* Form of Non-Qualified Stock Option Agreement for Executive and
               Key Employees' Stock Option Plan, dated October 1987(1)
       10.26* Form of Stock Option Agreement for Directors' Stock Option Plan,
               dated October 1987(1)
       10.30* Offer letter agreement between Micropolis Corporation and Robert
               G. Wallstrom(8)
       10.31* First Amendment to Micropolis Corporation Employee Savings and
               Retirement Plan(8)
       10.32* Second Amendment to Micropolis Corporation Employee Savings and
               Retirement Plan(8)
       10.33* Third Amendment to the Micropolis Corporation Employee Savings
               and Retirement Plan(8)
       10.34* Fourth Amendment to Micropolis Corporation Employee Savings and
               Retirement Plan(8)

       10.35  Loan Agreement between the Company and CIT Group Business
               Credit(8)
       10.37* Severance Agreement between Micropolis Corporation and Taroon
               Kamdar(9)
       10.38* Severance Agreement between Micropolis Corporation and Robert
               Ganter
       10.39* Severance Agreement between Micropolis Corporation and Nigel
               Macleod(10)
       10.40* Summary of Stock Appreciation Bonus Plan(10)
       10.41* Summary of Storage System Division Bonus Plan(10)
       10.42* Summary of Key Performance Bonus Plan(10)
       10.43* Severance Agreement between Micropolis Corporation and Joel
               Appelbaum(11)
       10.44* Amendment to the Micropolis Corporation Employee Stock Purchase
               Plan(12)
       10.45* Amended and Restated Stock Option Plan for Independent Directors
               of Micropolis Corporation(12)
       10.46* Stock Option Plan for Executive and Key Employees of Micropolis
               Corporation, as amended(12)
       10.47* Agreement for Services between Micropolis Corporation and J.
               Larry Smart(13)
       10.48* Employment Agreement between Micropolis Corporation and J. Larry
               Smart(14)
       10.49  Loan Agreement between Micropolis Limited and ST Capital Limited, and related Guarantee Agreement between Micropolis Corporation and Singapore Technologies Construction PTE LTD(14)
       10.50* Consulting Agreement between Micropolis Corporation and Chriss
               Street & Company(14)
--------
*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K Report pursuant to Item 14(c).

FILED HEREWITH

       10.51  Note Agreement Re: $20,000,000 10% Convertible Secured Notes Due
               October 15, 1998, dated as of October 11, 1995 between
               Micropolis Corporation and Lindner Dividend Fund, a Series of
               Lindner Investments
       10.52  Promissory Note between Micropolis Corporation and J. Larry Smart
       10.53  Asset Purchase Agreement dated January 24, 1996 between
               Micropolis Corporation and ST Chatsworth Pte Ltd, a Singapore
               corporation
       10.54  Development Agreement dated September 15, 1995 between Micropolis
               Corporation and BTS Broadcast Television Systems GmbH
       10.55  $10 Million Facility Agreement dated February 16, 1996 between
               Micropolis Corporation and ST Chatsworth Pte Ltd.
       10.56  StreamLogic OEM Supply Agreement dated March 4, 1996, between
               Micropolis Corporation and ST Chatsworth Pte Ltd.
       21     Subsidiaries of Registrant
       23     Consent of Independent Auditors (See Exhibit 23)
       27     Article 5 Financial Data Schedule for 1995 10-K

--------
 (1) Incorporated by reference to Exhibits 3.1, 10.21, 10.22, 10.23, 10.24 and 10.26, respectively, filed in the Company's Annual Report on Form 10-K, for the fiscal year ended December 25, 1987.

 (2) Incorporated by reference to Exhibit 3.2 filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1988.

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

(13) Incorporated by reference to Exhibit 10.47 filed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.

(14) Incorporated by reference to Exhibits 4.3, 10.48, 10.49 and 10.50, respectively, filed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 1995.

(b) No reports on Form 8-K were filed by the Registrant during the fourth quarter ended December 29, 1995.

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

                                          MICROPOLIS CORPORATION

Dated: March 7, 1996                      By:   /s/ Barbara V. Scherer
                                             __________________________________
                                                    Barbara V. Scherer
                                                 Vice President--Finance,
                                                Chief Financial Officer and
                                                         Treasurer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

       /s/ J. Larry Smart            President and Chairman of       March 7, 1996
____________________________________  the Board (Chief Executive
           J. Larry Smart             Officer)

     /s/ Barbara V. Scherer          Senior Vice President--         March 7, 1996
____________________________________  Finance,
         Barbara V. Scherer           Chief Financial Officer and
                                      Treasurer (Principal
                                      Financial Officer)
       /s/ Lee N. Hilbert            Corporate Controller            March 7, 1996
____________________________________  (Principal Accounting
           Lee N. Hilbert             Officer)

     /s/ Ericson M. Dunstan          Senior Vice President--         March 7, 1996
____________________________________  Corporate Engineering,
         Ericson M. Dunstan           Director

      /s/ Chriss W. Street           Director                        March 7, 1996
____________________________________
          Chriss W. Street

    /s/ S. Kenneth Kannappan         Director                        March 7, 1996
____________________________________
        S. Kenneth Kannappan

                             MICROPOLIS CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                YEARS ENDED DECEMBER 29, 1995, DECEMBER 30, 1994
                             AND DECEMBER 31, 1993

                                   BALANCE   ADDITIONS              BALANCE AT
                                  BEGINNING  CHARGED TO               END OF
                                   OF YEAR    EXPENSES  DEDUCTIONS*    YEAR
                                  ---------- ---------- ----------- ----------
1995:
Allowance for doubtful accounts,
 customer returns and price
 protection...................... $4,455,000 $2,950,000 $1,978,000  $5,427,000
1994:
Allowance for doubtful accounts,
 customer returns and price
 protection...................... $1,375,000 $5,736,000 $2,656,000  $4,455,000
1993:
Allowance for doubtful accounts,
 customer returns and price
 protection...................... $1,390,000 $  323,000 $  338,000  $1,375,000

--------
*Write-offs against reserves

                             MICROPOLIS CORPORATION
                               INDEX TO EXHIBITS
                                 (ITEM 14 (C))

 10.51 Note Agreement Re: $20,000,000 10% Convertible Secured Notes Due October
        15, 1998, dated as of October 11, 1995 between Micropolis Corporation and Lindner Dividend Fund, a Series of Lindner Investments
 10.52 Promissory Note between Micropolis Corporation and J. Larry Smart
 10.53 Asset Purchase Agreement dated January 24, 1996 between Micropolis
        Corporation and ST Chatsworth Pte Ltd, a Singapore corporation
 10.54 Development Agreement dated September 15, 1995 between Micropolis
        Corporation and BTS Broadcast Television Systems GmbH
 10.55 $10 Million Facility Agreement dated February 16, 1996 between
        Micropolis Corporation and ST Chatsworth Pte Ltd.
 10.56 StreamLogic OEM Supply Agreement dated March 4, 1996, between Micropolis
        Corporation and ST Chatsworth Pte Ltd.
 21    Subsidiaries of Registrant
 23    Consent of Independent Auditors
 27    Article 5 Financial Data Schedule for 1995 10-K