Form 10-K
period 1996-03-29
STREAMLOGIC CORP
filed 1996-07-05
CIK 718865

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       FOR THE FISCAL YEAR ENDED

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM DECEMBER 31, 1995 TO MARCH 29, 1996

                        COMMISSION FILE NUMBER: 0-12046

                            STREAMLOGIC CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                       95-3093858
 (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)

              21329 NORDHOFF STREET, CHATSWORTH, CALIFORNIA 91311
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 701-8400

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

          TITLE OF CLASS                      TITLE OF CLASS
          --------------                      --------------
    COMMON STOCK, $1.00 PAR VALUE       6% CONVERTIBLE SUBORDINATED
                                            DEBENTURES DUE 2012

  INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K ((S)229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART
III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.   [X]

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 14, 1996 WAS APPROXIMATELY $84,242,000.

  THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF JUNE 14, 1996: 15,672,967.

                      DOCUMENTS INCORPORATED BY REFERENCE

  PARTS OF THE PROXY STATEMENT FOR REGISTRANT'S 1996 ANNUAL MEETING OF STOCKHOLDERS (THE "1996 PROXY STATEMENT") ARE INCORPORATED BY REFERENCE TO
PART III OF THIS FORM 10-K REPORT.

                            STREAMLOGIC CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                 MARCH 29, 1996

                               TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
Item 1.  Business.........................................................    1
Item 2.  Properties.......................................................    9
Item 3.  Legal Proceedings................................................    9
Item 4.  Submission of Matters to a Vote of Security Holders..............    9

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
 Matters..................................................................   10
Item 6.  Selected Financial Data .........................................   11
Item 7.  Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................   12
Item 8.  Financial Statements and Supplementary Data......................   18
Item 9.  Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure.....................................................   35

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ..............   35
Item 11. Executive Compensation ..........................................   36
Item 12. Security Ownership of Certain Beneficial Owners and Management...   36
Item 13. Certain Relationships and Related Transactions...................   36

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.   36

                                    PART I

ITEM 1. BUSINESS

  StreamLogic Corporation (formerly Micropolis Corporation) was incorporated in California in December 1976. In April 1987, the Company was reincorporated in Delaware. In April 1996, the Company changed its name from Micropolis Corporation to StreamLogic Corporation. Unless the context otherwise indicates, the terms "StreamLogic" and "Company" refer to StreamLogic Corporation and its consolidated subsidiaries. On May 13, 1996 the Company elected to change its fiscal year end from the last Friday in December to the last Friday in March, beginning with March 1996. Accordingly, this transition report on Form 10-K covers the three month period ended March 29, 1996 (the 1996 transition period).

  StreamLogic is a designer and manufacturer of information storage products and systems. The Company sells these products and systems directly to original equipment manufacturers ("OEMs") and systems integrators and through independent distributors and value-added resellers ("VARs") for resale to end users.

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

  The Company's disk drive business (the "Drive Business"), operated under the "Micropolis" name, designed and manufactured disk drives exclusively in the 3 1/2-inch and 5 1/4-inch form factors, with capacities ranging in the 1996 transition period from 2 Gigabytes ("GB") to 9 GB.

  On January 24, 1996, the Company entered into a definitive agreement (the "Purchase Agreement") with ST Chatsworth Pte Ltd, a Singapore corporation which was later renamed "Micropolis (S) Pte Ltd" ("MPL") and a wholly-owned subsidiary of Singapore Technologies Pte Ltd, a Singapore Corporation ("ST"), to sell substantially all of the Company's assets (other than cash and accounts receivable) related to the Company's hard disk drive business to MPL (the "Sale"). The Purchase Agreement has been filed with the Commission and is
Exhibit 10.53 hereto and is described in detail in the section "Terms of the Asset Purchase Agreement" in the Company's Proxy Statement filed March 7, 1996, which Section is incorporated herein by reference. The Sale was consummated on March 29, 1996. In addition, the Company and MPL have entered into an OEM supply agreement effective upon consummation of the Sale. Among other things, the OEM Supply Agreement allows the Company after the Sale to buy at prices equal to or slightly lower than the most favored OEM customer of MPL. The Company must offer all its disk drive business and requirements to MPL on a right-of-first-refusal basis, subject to the ability of MPL to meet certain delivery and other standards. The agreement has an initial two-year term, after which it may be renewed annually by mutual agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCTS

  The Company's product lines focus on two main markets: data and video storage/server products (the "Systems Business") and Micropolis high capacity disk drives (the "Drive Business"). Substantially all of the assets of the Drive Business were sold to MPL on March 29, 1996 pursuant to the Sale.

 Systems Business

 RAID

  The Company's Systems Business competes in the local area network ("LAN")- based redundant array of inexpensive disks ("RAID") market. RAID is a large-scale storage technology that replaces one high-capacity hard disk drive with an array of smaller, less expensive drives. The RAID concept provides protection of data against the possibility of failure of any one drive in the array by storing redundant information on different drives within the array (mirroring), or by separating and distributing data flow with parity check blocks across multiple drives within the array. If data is lost or corrupted, the array can automatically reconstruct the lost or corrupted data from the remaining data blocks using the associated parity blocks and continue with uninterrupted operation.

  The growth in the LAN RAID market has been attributable in large measure to the trend toward requiring mainframe level functionality on LAN-based systems, the introduction by personal computer-based server manufacturers of symmetrical multiprocessor servers and a significant increase in multimedia personal computers capable of displaying video compressed using the Motion Picture Experts Group ("MPEG") standard. Competition in this market is resulting in increased levels of system integration and product enhancements, and decreased costs for comparable performance.

  Increased system integration is achieved by pre-configuring systems to include everything needed to "plug and play" and testing them in a systems environment before shipment. Certain competitors (the "captive" market) have introduced network file servers already configured for their own RAID products. Other competitors offer RAID products with built-in functionality such as tape backup devices. However, opportunities for growth in the non-captive market in which the Company participates could still be substantial. The Companys RAID products are aimed at those end users and systems integrators who value having the choice of supplying or buying a RAID product tailored to their specific application or need at a reasonable cost.

  The Company offers both software and hardware-based RAID products. In some instances, software RAID products are favored over hardware products due to the perceived cost differences between hardware and software, although software solutions require more overhead from the system. Software solutions are also favored, for example, on single user desktop systems where cost and performance are important and the user has more processing power. In situations where systems operations are very central processing unit ("CPU") intensive, users would prefer a hardware RAID solution so that the computational effort can be off loaded from the CPU.

  The Company's Systems Business RAID products consist of the Raidion line of fault-tolerant disk arrays, and the Microdisk. The Raidion line encompasses a software-based array known as the Model LT (featuring 3 1/2-inch drives) and the Model LS (featuring 5 1/4-inch drives), and a hardware-based array which incorporates a proprietary disk array controller known as Gandiva. The Gandiva controller card in the Company's current hardware RAID products performs the basic interface between the host computer and the drive array as well as the RAID fault tolerance, array maintenance and management functions. The software-based Raidion products have been optimized for use on the Novell Netware and IBM OS/2 operating systems. The hardware-based Raidion has been optimized to work with a greater number of operating systems, including Netware, OS/2, Microsoft Windows NT, Apple Macintosh and UNIX. The Microdisk product consists of an external storage device in a modular housing. The systems described above accounted for 26% of total revenues in the 1996 transition period.

  In December 1995, the Company announced RAIDIONplus, an extension of the current Gandiva array controller that improves performance, redundancy, array management capability and has features that will allow RAIDIONplus to be used in applications from on-line transaction processing (OLTP) to multimedia. RAIDIONplus provides features such as dynamic expansion, adaptive caching, and a Fast 20 Wide Small Computer System Interface ("SCSI") interface, advanced dial in/dial out and network array management, and removable non-volatile dynamic random-access memory.

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

  The Company's initial video server, installed in hotels, was introduced in early 1994, with product deliveries beginning in June 1994. The Company's AV Server 50, 100 and 200, enable up to 16, 32 and 64 users, respectively, to randomly select and view, with video cassette recorder-like functionality, video material on demand from an on-disk library of up to 60 full length movies. During the 1996 transition period, sales of these servers were made primarily to the hospitality industry and cable headends for local cable TV advertisement insertion. Sales during the 1996 transition period represented approximately 1% of total revenues.

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

 Existing Products

  Present Company products which comprise StreamLogic's initial product line include:

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

  The brand names "Raidion" and "Microdisk," which have been retained by StreamLogic, are believed to be of significant importance to ongoing market recognition and acceptance of the products sold under those names and their variants. StreamLogic's products are sold to OEMs and system integrators and through distribution channels worldwide.

  In 1995, revenues attributable to the products to be retained by StreamLogic amounted to $39.5 million and all but $2.5 million of these revenues came from products sold into the LAN RAID sub-system market. In the future, and especially in 1997, StreamLogic's revenue base will be largely dependent on its success in the LAN RAID sub-system market.

  StreamLogic products in the LAN RAID segment will continue to focus on Novell and Windows NT clustered operating environments. RAID functionality is required to ensure both data availability and data integrity. In addition, requirements exist for increasingly comprehensive management features. The company currently offers RAIDION desktop and rack mount configurations with RAID functionality in both external array controllers and host based software subsystems. Plans to bring deskside configurations to market in 1997 will continue the current scaleable, modular, hot swappable characteristics of the RAIDION. The product line will continue to be optimized for on-line transaction processing.

 Drive Business (Business sold pursuant to the Purchase Agreement described above)

  Prior to March 29, 1996, the core of the Drive Business' product offerings consisted of high-performance, high-capacity Winchester disk drives used in mission critical, network file server and multimedia applications. The Company offered a line of disk drive products code-named "Javelin." This series of products encompassed the Taurus 2, a 3 1/2-inch, 1-inch high, 2 GB drive with a rotational speed of 7200 rpm; the Capricorn 4, a 3 1/2-inch, full-height,
4.3 GB drive with a rotational speed of 7200 rpm, and the Scorpio 9, a 5 1/4-inch, full-height, 9 GB drive with a rotational speed of 5400 rpm. Increased rotational speeds enable the drive to demonstrate faster access times and otherwise increased performance. The Javelin series of disk drives is characterized by a high degree of commonality in technology. These drives possess a greater degree of integration of hardware and software features across all three platforms than in previous models. These drives were primarily available with the industry standard SCSI interface. In addition, the Company sold disk drives that have been optimized for specific market niches. Included among these drives were the Company's "AV" drives, where the internal firmware had been modified to make these drives uniquely appropriate to large block data types, such as audio and video files. The Javelin series, which began shipping in the third quarter of 1994, represented approximately 71% of the Company's 1996 transition period total revenues.

PRODUCT DEVELOPMENT

 Future Product Development

  StreamLogic's future product development will be focused on the storage, management and movement of digital data in various networking and audio/video related applications. StreamLogic's core technical competencies include its RAID software, RAID controllers, optimization of disk drives for application specific environments, enclosure packaging, control of both analog and digital video streams ("video streaming"), Serial Switching Architecture ("SSA") switching, MPEG encoding/decoding and network management. StreamLogic currently expects to use these core competencies and the products it has developed, and plans to develop in the future, to participate in five target markets. The five markets are:

  .  Bundled RAID subsystems for the LAN market.

  .  Bundled storage systems for internet and web server markets.

  .  Digital output storage systems for the corporate IntraNet market.

  .  Video disk recorders for the professional editing market.

  .  Video servers for hospitality and cable head-end markets.

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

 Technology Strategy

  StreamLogic's approach to product development is best characterized as being market driven, using a technology strategy that incorporates the latest reliably available components and software. Being market driven means that StreamLogic's engineers work closely with its sales force and with its customers to determine the appropriate prioritization of new product development efforts, as well as to establish product specifications. In general, this approach is designed to reduce time to market with products which have a broader set of potential customers.

  The technology strategy utilizes a basic set of mechanics and develops that set of mechanics from its initial capacity to higher capacities by further developing the electronic technology. The storage subsystems and video systems products share such common components as hard disk drives and the Gandiva array controllers.

  Future market trends in the LAN-based RAID industry are likely to favor products emphasizing low cost, optimization for application-specific environments, effective fault tolerance, high performance hardware and software interfaces, scalability of product and effective service and support.

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

  Research and development expenses for the 1996 transition period and fiscal 1995, 1994 and 1993 were $8,874,000, $42,469,000, $43,648,000 and $36,112,000, respectively. In the 1996 transition period, approximately $2,581,000 of the Company's research and development expenses were incurred by the ongoing Systems Business. The Company anticipates its fiscal 1997 research and development expenses related to the Systems Business will increase slightly on a quarterly basis from those of the 1996 transition period. The Company plans to focus on development of video servers for hospitality and cable head-ends, professional video editing disk recorders, bundled storage for Internet and Web servers, corporate IntraNet digital output servers, and bundled RAID subsystems for LANs. The Company has discontinued funding of Tulip Memory Systems, Inc. (TMS), a start-up company formed to develop substrates which are to be used in the manufacture of computer disk drives, and has made other expense cuts in the engineering area.

MANUFACTURING

 Systems Business

  The Company's manufacturing strategy has been to rely principally on outside vendors to supply high-level subassemblies and component parts. StreamLogic manufactures its storage subsystems products on production lines at its Chatsworth, California headquarters and has discontinued manufacturing Systems Business products at the Singapore facility as of March 29, 1996. The Company's video systems products are manufactured at the Chatsworth, California headquarters. The Company believes that its current facilities are adequate for its near-term production requirements.

  The Company and MPL have entered into an OEM supply agreement, effective March 29, 1996. Among other things, the OEM Supply Agreement allows StreamLogic to buy at prices equal to or slightly lower than the most favored OEM customer of MPL. StreamLogic must offer all its disk drive business and requirements to MPL on a right-of-first-refusal basis, subject to the ability of MPL to meet certain delivery and other standards. The agreement has an initial two-year term, after which it may be renewed annually by mutual agreement.

 Drive Business (Business sold pursuant to the Purchase Agreement described above)

  The Company's disk drive manufacturing strategy was to rely principally on outside vendors to supply high-level subassemblies and component parts. The Company's drive manufacturing operations consisted primarily of the assembly of head positioner assemblies ("HPAs") and the final assembly and testing of disk drives.

  Through March 29, 1996 when the Drive Business was purchased by MPL, StreamLogic maintained two principal manufacturing sites, both located in Southeast Asia. During the 1996 transition period, the Company manufactured approximately 42,000 disk drives. The labor-intensive manufacture of HPAs took place in the Company's Bangkok facility, which was established in 1988. The Company's Singapore facility established in 1986 accounted for substantially all final production and test of the Company's disk drives. In addition, StreamLogic maintained a pilot production line at its Chatsworth, California headquarters. This line was employed to assemble new products used in evaluation testing by its customers prior to their transfer to the offshore operations. In March 1996 Company completed construction of a new manufacturing facility in Singapore to replace the previous leased facility. These manufacturing sites were acquired by MPL on March 29, 1996.

 General Manufacturing Considerations

  Continued improvement in storage subsystem and video systems manufacturing process capabilities and reduced materials and manufacturing costs are critical factors affecting the Company's financial position and results of operations. The Company continues to change the manufacturing processes for many of its products and must carefully manage the development of production processes for new products. There can be no assurance that such changes and new processes will be implemented in a cost-effective and timely manner. Delays or problems encountered in any of the foregoing could have a material adverse effect on the Company's financial position and results of operations. In addition, if for any reason the Company were to have a prolonged interruption in its manufacturing facilities, the Company's financial position and results of operations could be materially adversely affected.

  The Company's manufacturing process requires high volumes of high quality components, including disk drives. Several of the critical components used in the Company's products are available only from single or limited sources. The Company has had and continues to have difficulties in obtaining certain components, and there can be no assurance that such difficulties will not occur in the future. A prolonged interruption or reduction in supply of quality components, rework costs associated with defective components or the inability to obtain continued reduction in component prices would adversely affect the Company's financial position and results of operations and could damage customer relationships. The Company has experienced such supply interruptions, rework costs and increased component prices during the 1996 transition period and, in particular during 1995. Such component and manufacturing problems have adversely affected the Company's financial position and results of operations.

MARKETING

  During the 1996 transition period, the Company's direct sales force sold storage subsystems and Micropolis disk drives to OEMs, distributors and VARs. The Company maintained eight domestic sales offices. During the 1996 transition period, approximately 21% of total sales were made to OEMs, with the remainder to independent distributors and VARs. The Company's OEM customers included Xerox Corporation, Ericsson Telecom AB, Auspex Systems, Inc., Parity Systems and Stratus Computer. The Company's distribution customers included

Peripheral Technology Group, Alliance Peripheral Systems, Tech Data Corporation, Megahaus Corporation and Hammer Distribution Ltd.

  International operations are an important element of the Company's sales mix. During the 1996 transition period, sales to customers outside of North America comprised approximately 48% of total sales. The Company currently maintains two European offices which support sales in Europe to both U.S. and European-based OEMs and European-based independent distributors. Through March 1996, the Company deployed its sales and marketing efforts in the Asia/Pacific region with four offices and maintained a service and support operation in England. Effective March 29, 1996, the Company entered into a non-exclusive European Distribution Handling Agreement with MPL, under which MPL provides distribution services to the Company in Europe and other locations specified in such agreement.

  The Company's sales force, which currently has offices in San Jose and Irvine, California; Roswell and Lawrenceville, Georgia; Salem, New Hampshire; North Potomac, Maryland; Des Plaines, Illinois; Plano, Texas; Reading, England; and Munich, Germany. In addition, members of senior management, together with engineering, operations and marketing executives, participate actively in sales to major OEM customers. Independent distributors are also used in the United States and for certain markets abroad. No customers accounted for more than 10% of total sales during the 1996 transition period or 1995 or 1994.

  The Company generally warrants its products against defects for periods from one to five years. The Company provides for estimated future product warranty costs when products are shipped. Such warranty liability for disk drives was assumed by MPL as of March 29, 1996.

  In addition, the Company generally grants trade credit to its customers, typically on net 30 day terms. Historically, the Company has not experienced significant bad debt write-offs. The Company has policies and/or contractual agreements which allow distributors to receive price protection credit under certain circumstances when the Company lowers its sales prices. In addition, the Company permits customers to return products under certain circumstances. The Company makes a provision for the estimated amount of price protection credits and for product returns that may occur under these programs and contracts in the period of sale.

  Direct shipments from Chatsworth and Singapore are denominated in U.S. dollars. Sales by the European subsidiaries, except Germany, are denominated in local currency. Although export sales are subject to certain restrictions, including approval by the Office of Export Administration of the United States Department of Commerce, such restrictions have not limited such sales.

BACKLOG AND VARIABILITY OF DEMAND

  The Company's total order backlog at May 31, 1996 was approximately $2.4 million compared with approximately $9.6 million at December 29, 1995. The decrease in backlog was primarily attributable to the sale of the disk drive business on March 29, 1996.

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

COMPETITION

  The data and video storage industry is competitive and characterized by price erosion over the life of a product. The Company believes that being first to market with new products is a critical element in the achievement of desired gross margins. Being first to market provides initial price advantages to the Company and the opportunity to accelerate learning and cost reduction curves due to increased production volumes. During 1994 and 1995 the Company experienced significant price erosion related to several of its products as a result of increased competition. Such pricing pressures negatively impacted the Company's operating results for 1994 and 1995.

  In the high-performance market in which the Company competes, the principal dimensions of competition are generally data storage capacity, data transfer rate, average access time, form factor, timely delivery in quantity, reliability and price. Some of the Company's competitors are much larger in size and have access to greater financial and other resources than the Company. The Company believes that its future success hinges on its ability to bring cost and feature-competitive products to market on a timely basis.

 Systems Business

  Competitors in the non-captive LAN RAID market include: Storage Dimensions, Ciprico, Andetaco, ECCS and FWB. The Company's market share declined in 1995 as compared to 1994. The Company will endeavor to recapture and expand its market share by providing RAID controller feature enhancements and by improved focus as a result of the sale of the disk drive business.

  Systems Business products face competition from companies offering standard computer systems with video server specific software, and those offering specially designed video server systems. Competitors offering standard computer systems with video server specific software include Digital Equipment Corporation, Silicon Graphics Inc., Sun Microsystems and Hewlett Packard Company. Competitors offering specially designed video server systems include Sony corporation, Optibase Inc., Sea Change, and The Network Connection Inc. The Company believes its video server systems offer significant price advantages, longer market presence and a more suitable overall solution for the applications targeted.

 Drive Business (Business sold pursuant to the Purchase Agreement described above)

  The Drive Business competition included other independent domestic disk drive manufacturers, the disk drive divisions of both domestic and foreign (primarily Japanese) computer systems manufacturers and the captive disk drive manufacturing operations of some of its customers. The Company's principal competitors in the market for high-performance Winchester drives were Seagate/Conner, Quantum Corporation and Fujitsu Corporation. In addition, the Company experienced increased competition from computer manufacturers such as International Business Machines and Hewlett Packard Company.

EMPLOYEES

  As of March 29, 1996, after the Sale, the Company employed approximately 150 persons, including 64 in Engineering, 5 in Quality Assurance and Control, 41 in Manufacturing and Operations, 21 in Marketing and 19 in General Management and Administration. Competition for highly skilled employees is intense. The Company believes that its future success will depend on its continued ability to attract and retain qualified employees. None of the Company's employees is represented by a labor union, and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

FOREIGN AND DOMESTIC OPERATIONS

  The information relating to foreign and domestic operations is included in
Note 8 to the Company's Consolidated Financial Statements on page 32 of this report.

ITEM 2. PROPERTIES

  The Company's executive and engineering offices and domestic manufacturing operations are located in the Company's owned 58,000 square foot facility in Chatsworth, California. StreamLogic leases on a month-to-month basis, a small amount of storage and parking space in Chatsworth. Through March 29, 1996, the Company also leased one building with approximately 128,000 square feet at an annual rental of approximately $982,000.

  In Singapore, the Company leased, through March 29, 1996, approximately 56,000 square feet on three floors of one building, and an additional 12,000 square feet on another floor of the same building. The space was used in the Company's manufacturing operations. These leases, which provided for an annual rental of $791,000 and $150,000, respectively, expired in April 1996. The Company leased an additional 134,600 square feet for manufacturing on five floors of an adjacent building at an annual rental of approximately $1,743,000. This lease expired in April 1996.

  In March 1996, the Company completed construction of a 302,000 usable square foot manufacturing facility in Singapore. The new facility was sold to MPL on March 29, 1996 upon consummation of the Purchase Agreement. A thirty-year ground lease for the new facility, providing for lease payments of approximately $616,000 annually, was assumed by MPL.

  Through March 29, 1996 StreamLogic owned a building with approximately 37,000 square feet in Bangkok, Thailand which was used for manufacturing HPAs and other disk drive sub-assemblies. This facility was sold to MPL upon consummation of the Purchase Agreement. In addition, the Company leased approximately 20,400 square feet in two separate locations adjacent to the main manufacturing site. These leases were assumed by MPL upon consummation of the Purchase Agreement.

  StreamLogic also leases sales office space in San Jose and Irvine, California; Roswell, Georgia; New York, New York; Salem, New Hampshire; Des Plaines, Illinois; Plano, Texas; Reading, England and Munich, Germany.

  The Company believes that its current facilities are well maintained and are adequate for its near-term production requirements. The Company is presently (after the Sale) at approximately 60% of capacity.

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved in routine legal matters and contingencies in the ordinary course of business which management believes will not have a material effect upon the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  a) On March 7, 1996 the Board of Directors of StreamLogic Corporation circulated to the Stockholders a Notice and Proxy Statement For Action to be Taken by Written Consent In Lieu of a Meeting of Stockholders. This Proxy Statement was furnished for solicitation of the written consent of Stockholders to authorize and approve (i) the sale of substantially all of the Company's assets (other than cash and accounts receivable) related to its disk drive business, to ST Chatsworth Pte Ltd, a Singapore corporation and a wholly-owned subsidiary of Singapore Technologies Pte Ltd, a Singapore corporation, pursuant to the terms of an Asset Purchase Agreement dated as of January 24, 1996 (the "Sale"), and (ii) an amendment to the Company's Certificate of Incorporation to change the name of the Company to StreamLogic Corporation (the "Name Change").

  b) Matters voted on by written consent and votes cast on each matter were as follows (the number of shares for which proxy cards were not returned are shown as "Not Voted"):

  .  The stockholders voted for the Sale and Name Change as follows:

         For.......................................... 9,365,018
         Against......................................   103,060
         Abstain......................................    27,695
         Not Voted.................................... 6,084,640

  c) The Annual Meeting of Stockholders of StreamLogic Corporation was held on May 22, 1996.

  d) Matters voted on at the meeting and votes cast on each matter were as follows:

  .  The stockholders voted to elect four directors as follows:

      NOMINEE                                                   FOR     WITHHOLD
      -------                                                ---------- --------
      J. Larry Smart........................................  9,895,326 291,967
      Chriss W. Street......................................  9,905,522 281,771
      Ericson M. Dunstan.................................... 10,097,526  89,767
      Greg L. Reyes, Jr..................................... 10,096,801  90,497

  There were no broker non-votes in the election of directors.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbol "STLC" (formerly "MLIS"). The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock.

                                                  FIRST  SECOND   THIRD  FOURTH
                                                 QUARTER QUARTER QUARTER QUARTER
                                                 ------- ------- ------- -------
      1996 Transition Period
        High....................................  5 1/8
        Low.....................................  1 3/8
      Fiscal 1995
        High.................................... 11       7 1/4   7 3/8   5 3/8
        Low.....................................  4 7/8   4 3/4   5 3/8   3
      Fiscal 1994
        High....................................  8 3/8   7 7/8   7 1/4   9 1/2
        Low.....................................  4 7/8   5 1/4   5 3/8   6 1/8

  The price range per share, reflected in the above table, sets forth the highest and lowest closing prices in each fiscal quarter during the 1996 transition period and the 1995 and 1994 fiscal years, as reported by Nasdaq National Market System.

  No dividends have been declared by the Company during the five-year period ended March 29, 1996. At June 14, 1996, there were 415 record holders of the Company's Common Stock.

  As of March 29, 1996, StreamLogic's net worth ceased to meet the requirements for continuing quotation on the Nasdaq National Market System. However, as of June 14, 1996 the Company's Common Stock was still included on the Nasdaq National Market System. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Market For StreamLogic Common Stock."

ITEM 6. SELECTED FINANCIAL DATA

                          THREE-MONTH PERIOD                      YEAR ENDED
                         ---------------------- --------------------------------------------------
                           MARCH                DECEMBER   DECEMBER   DECEMBER   DECEMBER DECEMBER
                           1996     MARCH 1995    1995       1994       1993       1992     1991
                         ---------  ----------- ---------  ---------  ---------  -------- --------
                                    (UNAUDITED)
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of operations
 data
Net sales............... $  24,408   $  40,899  $ 211,264  $ 346,314  $ 382,926  $396,579 $350,875
 Cost of sales..........    40,799      49,768    205,628    286,856    315,436   306,482  285,555
                         ---------   ---------  ---------  ---------  ---------  -------- --------
Gross profit (loss).....   (16,391)     (8,869)     5,636     59,458     67,490    90,097   65,320
 Operating expenses:
  Research and
   development..........     8,874      13,427     42,469     43,648     36,112    27,868   24,065
  Selling, general and
   administrative.......     8,836      13,171     44,274     43,500     41,906    38,656   33,258
  Restructuring charge..       --          --         --         --       5,496       --       --
                         ---------   ---------  ---------  ---------  ---------  -------- --------
    Total operating
     expenses...........    17,710      26,598     86,743     87,148     83,514    66,524   57,323
                         ---------   ---------  ---------  ---------  ---------  -------- --------
Income (loss) from
 operations.............   (34,101)    (35,467)   (81,107)   (27,690)   (16,024)   23,573    7,997
 Other expense, net.....     1,854         786      4,242      2,985      3,888     2,683    3,504
                         ---------   ---------  ---------  ---------  ---------  -------- --------
Income (loss) before
 income taxes...........   (35,955)    (36,253)   (85,349)   (30,675)   (19,912)   20,890    4,493
 Income tax provision
  (benefit).............       252      (1,166)    (1,061)        --          4     1,333      150
                         ---------   ---------  ---------  ---------  ---------  -------- --------
Net income (loss)(1).... $(36,207)   $(35,087)  $(84,288)  $(30,675)  $(19,916)  $ 19,557 $  4,343
                         =========   =========  =========  =========  =========  ======== ========
Earnings (loss) per
 share(1)............... $   (2.32)  $   (2.29) $   (5.46) $   (2.03) $   (1.34) $   1.33 $    .32
                         =========   =========  =========  =========  =========  ======== ========
Weighted average common
 and common equivalent
 shares outstanding.....    15,580      15,311     15,445     15,100     14,835    14,720   13,674
                         =========   =========  =========  =========  =========  ======== ========
Balance sheet data
Working capital......... $  38,140   $  87,069  $  65,957  $ 121,022  $ 144,423  $163,394 $141,850
Total assets............    92,383     191,054    180,394    233,915    250,429   259,624  244,909
Long term debt
 (excluding current
 portion)...............    71,250      77,269    113,102     75,000     75,000    75,000   75,000
Shareholders' equity
 (deficit)..............   (27,084)     54,945      7,173     89,630    118,356   136,257  114,629

- --------
(1) Income from the Company's Singapore and Thailand operations is exempt from income taxes in those countries through 2004 and December 1993, respectively. The income tax exemptions in Singapore and Thailand had no impact in the 1996 transition period nor in 1995, and had an effect of approximately $7,401 and $.49 in 1994, $4,800 and $.33 in 1993 and $12,879
    and $.87 in 1992 on net income and earnings per share, respectively, as compared to income taxes at the maximum statutory rates. However, the aforementioned aggregate and per share effects are not necessarily indicative of the Company's consolidated incremental tax liability in the absence of such tax holidays historically (see Notes 1 and 2 to the Company's Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

 Acquisition of FWB Inc.

  On June 10, 1996 the Company entered into a definitive agreement, subject to certain conditions, to purchase all of the net assets related to the hardware business of FWB Inc., a developer of performance computer storage products for pre-press, multi-media and graphics applications. At closing, the Company would pay $5 million, consisting of approximately $2 million in cash and approximately $3 million of assumed debt. In addition, the Company entered into a definitive agreement, subject to certain conditions, to make an 11% equity investment in the software business being retained by FWB. In consideration for such minority equity investment, at closing the Company would issue shares of StreamLogic Common Stock with an aggregate fair market value of $8 million, as defined in the agreement. There can be no assurance that this transaction will be consummated.

 Bond Agreement

  On June 17, 1996 the Company announced an agreement (the "Bond Agreement") in principle with Loomis Sayles & Co., L.P. ("Loomis Sayles"), an entity which advises investors that collectively hold approximately 79% of the Company's $75 million issue of 6% Convertible Subordinated Debentures ("Debentures") to exchange such Debentures for a package of cash, common stock and warrants to purchase common stock. Pursuant to the Bond Agreement, the Company plans to commence a tender offer for the Debentures during mid August 1996. In the tender offer, the Company will offer to exchange its Debentures such that, for each $1,000 face amount of debentures tendered, the holders will receive (a) $233.33 in cash, (b) $520 in StreamLogic Common Stock, and (c) warrants to purchase 40 shares of StreamLogic Common Stock at an initial exercise price of 150% of market value of the Common Stock as defined in the Bond Agreement. The exercise price of the warrants is subject to downward adjustment in certain circumstances, and contains antidilution adjustments. The Company expects shareholder approval will be required pursuant to Nasdaq rules and regulations.

  The obligations of the holders advised by Loomis Sayles to participate in the tender offer under the Bond Agreement is subject to various conditions including satisfaction of all necessary regulatory requirements, 95% participation by bond holders, and the average price of StreamLogic's Common Stock immediately prior to the expiration of the tender offer falling within the range $4.00 to $7.50. As a result, there can be no assurance that the tender offer will be consummated. Offers to exchange the Debentures will be made only pursuant to the tender offer, and no offer is being made at this time. The last reported sales price of the debentures prior to the Companys announcement of the Bond Agreement was $550 per $1,000 face value on June 6, 1996.

  If the holders of 100% of the outstanding debentures accept the exchange, the Company will exchange the debentures for (a) $17.5 million in cash, (b) issue between 5.2 and 9.8 million shares of common stock, and (c) issue warrants to purchase approximately 3.0 million shares of common stock, therefore, the transaction would increase the Company's net tangible assets by more than $50 million.

SALE OF THE DISK DRIVE BUSINESS

  On March 29, 1996, the Company closed pursuant to a definitive agreement (the "Purchase Agreement") with ST Chatsworth Pte Ltd, a Singapore corporation which was subsequently renamed "Micropolis (S) Pte Ltd" ("MPL"), and a wholly-owned subsidiary of Singapore Technologies Pte Ltd, a Singapore corporation ("ST"), the sale of substantially all of the Company's assets (other than cash and accounts receivable) related to the Company's hard disk drive business to MPL (the "Sale"). The Sale was approved by the Company's stockholders. The Company's remaining business is focused on information storage subsystems and video systems, and the Company has renamed itself StreamLogic Corporation ("StreamLogic"). StreamLogic's principal business is fault tolerant disk storage subsystems, commonly known as RAID systems. Longer term, StreamLogic plans to develop a substantial video server and video disk recorder business, assuming that current tape-based markets for such products transition to disk-based technologies, and that StreamLogic's products are successful in these new markets.

  For further information covering the Company's present Systems Business, see
Item 1--"Business."

RESULTS OF OPERATIONS

 Three Months Ended March 29, 1996 (The "1996 Transition Period") Compared to Three Months Ended March 31, 1995

  Net sales decreased 40% to $24.4 million in the 1996 transition period as compared to $40.9 million in the first quarter of 1995. Drive Business revenues declined by 45% in the 1996 transition period as compared to the 1995 quarter and sales made by the Systems Business decreased by approximately 21%. The decrease in revenues was primarily attributable to the low volume of shipments and high level of product returns experienced during the 1996 transition period due to uncertainties within the Company's disk drive customer base regarding the sale of the disk drive business. The Company discontinued manufacturing Systems Business products in its Singapore facility during the 1996 transition period. All Systems Business products are currently manufactured in the Company's Chatsworth, California facility. Such discontinuance of manufacturing in Singapore is not expected to have a significant impact on Systems Business revenue. Overall bookings for the 1996 transition period decreased by 51% from those in the 1995 quarter principally due to uncertainties within the Company's disk drive customer base regarding the sale of the disk drive business.

  Cost of sales as a percent of sales increased to 167% in the 1996 transition period from 122% in the 1995 quarter resulting in a gross loss of 67% as compared to 22% in the 1995 quarter. The margin loss was the result of price declines in the Company's Javelin family of drives, operating inefficiencies due to low volume production of the 2, 4 and 9 GB drives.

  Research and development expenses increased to 36.3% of sales in the 1996 transition period as compared to 32.8% in the 1995 quarter. The percentage increase is the result of lower sales offset by a decrease in spending of $4.6 million. The decrease in expense was a result of savings from the Company's cost containment efforts initiated in March 1995 and termination of the Company's funding in 1996 of the research and development costs incurred by Tulip Memory Systems, Inc. ("TMS"), a start-up company formed to develop substrates which are to be used in the manufacture of computer disk drives. During the 1995 quarter, the Company recorded a provision to recognize the guarantee obligation under its agreement with TMS. In the 1996 transition period and the 1995 quarter, approximately one-third of the Company's research and development expenses were incurred by the ongoing Systems Business.

  Selling, general and administrative expenses were 36.2% of sales in the 1996 transition period as compared to 32.2% in the 1995 quarter. The percentage increase is the result of lower sales offset by a decrease in expense of $4.3 million. The decrease in expense was the result of decreased expenditures for advertising and sales promotion activities for new products, costs associated with a work force reduction in the U.S. and Europe completed in March 1995, and lower costs resulting from employee reductions made in early January 1996.

  Interest expense increased to $2 million in the 1996 transition period (8.3% of sales) as compared to $1.3 million (3.3% of sales) in the 1995 quarter, primarily as a result of the interest expense on the Company's 10% Subordinated Notes dated October 11, 1995 and fees associated with terminating the Company's Loan Facility. Interest income was $169,000 in the 1996 transition period as compared to $547,000 in the 1995 quarter as a result of lower cash equivalent and short-term investment balances. As a result of the above, loss before income taxes was $36.0 million in the 1996 transition period as compared to $36.3 million in the 1995 quarter.

  The Company recorded an income tax provision of $252,000 in the 1996 transition period, primarily representing Federal taxes on undistributed foreign earnings since such earnings would be remitted due to the Sale. In the 1995 quarter, the Company recorded an income tax benefit of $1.2 million, primarily representing a refund of certain foreign income taxes paid in a prior year. The Company's income tax provision benefits from the tax holiday afforded the Company's Singapore operation. The income tax exemption in Singapore had no impact in the 1996 transition period or the 1995 quarter. A net operating loss of approximately $124.2 million is available to be carried forward to the years 2004-2011. General business tax credit carryforwards of approximately $8.6 million expiring between 2000 and 2009, are also available to reduce future federal income taxes. However, under Internal Revenue Code Sections 382 and 383, the amount of the operating loss and general business tax credit carryforwards that can be used annually may be limited due to certain changes in ownership. The potential issuance of Common Stock in connection with the Bond Agreement discussed above, or other trading activities, may create such a change in ownership. Net loss for the 1996 transition period was $36.2 million compared to a net loss of $35.1 million in the 1995 quarter.

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

  Research and development expenses increased to 20.1% of sales in 1995 as compared to 12.6% in 1994. The percentage increase is the result of lower sales offset by a decrease in spending of $1.2 million. The decrease in spending was a result of savings from the Company's cost containment efforts initiated in March 1995, offset by the recognition of the research and development costs incurred by TMS, and research and development on the Company's high capacity 3 1/2-inch and 5 1/4-inch drives and subsystem products. In 1995, approximately one-third of the Company's research and development expenses were incurred by the ongoing Systems Business.

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

  The Company recorded an income tax benefit of $1.1 million in 1995, primarily representing a refund of certain foreign income taxes paid in a prior year. The Company's income tax provision benefits from the tax holiday afforded the Company's Singapore operation. The income tax exemption in Singapore had no impact in 1995 and had an effect of approximately $7.4 million and $.49 on net income and earnings per share, respectively, as compared to income taxes at the maximum statutory rates in 1994. Net loss for 1995 was $84.3 million compared to a net loss of $30.7 million in 1994.

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

  Research and development as a percentage of sales increased to 12.6% in 1994 as compared to 9.4% in 1993. The increase in spending of $7.5 million relates to increased research and development for high capacity 3 1/2-inch and 5 1/4-inch drives, subsystem products and development of new disk substrates at TMS.

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

  The Company provided for no income tax in 1994 versus $4,000 provided in 1993. The Company's income tax provision benefits from a tax holiday afforded the Company's Singapore operation. The effect on net income and earnings per share of the income tax exemptions in Singapore as compared to income taxes at the maximum statutory rates for 1994 and 1993, was approximately $7.4 million and $.49 and $4.8 million and $.33, respectively. Net loss was $30.7 million in 1994, as compared to net loss of $19.9 million in 1993.

LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents and short-term investments increased to $40.5 million as of March 29, 1996 from $27.9 million as of December 29, 1995. Net cash used in operations of $12.8 million is primarily due to the

Company's net loss of $36.2 million, offset by a reduction in accounts receivable of $14.1 million, and an increase (prior to giving effect to the Sale) in accounts payable and other accrued liabilities of $12.6 million. The reduction in accounts receivable is due principally to decreased sales in the 1996 transition period compared to the fourth quarter of 1995. Accounts payable and other accrued liabilities increased (prior to giving effect to the Sale) due to extended supplier payments.

  The Company's capital expenditures in the 1996 transition period were $14.8 million as compared to $6.1 million in the three months ended March 31, 1995. Capital expenditures related primarily to the construction of a new manufacturing facility in Singapore to replace the current leased facility. The new facility was completed in March 1996. The Company had obtained a term loan facility to fund the expenditures associated with the construction of the building. On March 29, 1996 pursuant to the Agreement, MPL acquired the Company's new factory in Singapore and assumed the Company's $21.5 million term loan facility (the "Loan Facility") used to finance the construction of the factory. In addition, MPL assumed the Company's obligations under contracts to build an ESD safe cleanroom for the production of MR-based disk drives, and certain other contracts for the facilitization of the factory, all in an amount of approximately $9.0 million. The Company currently anticipates that as a result of the Sale its 1997 capital spending will be significantly lower than that of the 1996 transition period and will be principally for equipment and tooling required for the Company's new products.

  During March 1996, after evaluating the costs of maintaining the Company's $25 million credit facility and because the Agreement required assets to be transferred free of all liens, pledges and encumbrances, the Company elected to terminate its credit facility.

  During October 1995, the Company completed the private placement to an institutional investor of $20,000,000 aggregate principal amount of 10% Convertible Subordinated Notes (the "Notes"), due October 15, 1998. The Notes were convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $6.00 per share, a premium to the market price of the Company's Common Stock at the time of issuance. The Notes are senior to the Debentures and are collateralized by substantially all of the assets of the Company. During March 1996, the Company obtained the required consent of the holder of the Notes to allow consummation of the Sale and in consideration for such consent, agreed to repay the Notes on July 2, 1996 and issued warrants to purchase 1,500,000 shares of the Company's Common Stock at a price of $4 per share. Accordingly, the Company has recorded a charge of $1,800,000 for the warrants against the proceeds of the Sale in the Statement of Operations for the 1996 transition period. On April 5, 1996 the Company repaid $10,000,000 of the Notes, and on July 1, 1996 the Company paid the remaining $10,000,000 of the Notes. Interest on the Notes was payable semiannually on April 15 and October 15.

  On February 16, 1996, the Company entered into a $10 Million Facility Agreement (the "Facility") with MPL for the purpose of providing additional liquidity to the Company to pay accounts payable between the date of the Facility and March 29, 1996. As of March 29, 1996, the Company had borrowed $10 million under the Facility and all amounts outstanding under the Facility were repaid as of that date. The Facility was then canceled. Advances bore interest at U.S. dollar prime rate plus 1%.

  In consideration of the Sale on March 29, 1996, the Company received total cash consideration of approximately $54 million. $39.7 million of such cash consideration was received as of the March 29, 1996 closing, $13 million in cash consideration was received on June 6, 1996, and a final payment of $1 million, which will be held in escrow and is subject to certain conditions, is expected to be received in early August. In addition, the Company expects to liquidate the trade accounts receivable related to the Drive Business but retained by the Company at closing of the Sale.

 Market for StreamLogic Common Stock

  As of March 29, 1996 the Company's net tangible assets did not meet the criteria for continued inclusion on the Nasdaq National Market System. If the Company's Common Stock is no longer approved for inclusion on the Nasdaq National Market System, and the Company cannot obtain listing elsewhere, trading, if any, in the

Company's Common Stock may thereafter be conducted in the over-the-counter market and its stock quoted in the so-called "pink sheets" or, if then available, the "OTC Bulletin Board Service." As a result, it could be more difficult to trade, or to obtain accurate quotations as to the value of, the Company's Common Stock and the spread between the "bid" and "ask" prices for the Common Stock could materially increase. However, as of June 14, 1996 the Company's Common Stock was still included on the Nasdaq National Market System. The Company has undertaken discussions with Nasdaq seeking the continued inclusion of the Company's Common Stock on the Nasdaq National Market System based on the Company's plans for increasing its net tangible assets, however there can be no assurance that the Common Stock will continue to be approved for inclusion.

 StreamLogic Strategic and Financial Alternatives

  Although the Company anticipates operating losses in the near term, the Company is considering and will consider strategic and financial alternatives to improve its results of operations, cash flows and net worth, including restructuring of debt, acquisitions and other alternatives. Management believes its cash, cash equivalents, short term investments and other working capital will be sufficient to fund operations over the next year.

                            STREAMLOGIC CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors.........................   19
Consolidated Statements of Operations for the three-months ended March 29,
 1996 and March 31, 1995 (unaudited) and the years ended December 29,
 1995, December 30, 1994 and December 31, 1993............................   20
Consolidated Balance Sheets as of March 29, 1996, December 29, 1995 and
 December 30, 1994........................................................   21
Consolidated Statements of Cash Flows for the three-months ended March 29,
 1996 and March 31, 1995 (unaudited) and the years ended December 29,
 1995, December 30, 1994 and December 31, 1993............................   22
Consolidated Statements of Shareholders' Equity (Deficit) for the three
 months ended March 29, 1996 and the three years ended December 29, 1995..   23
Notes to Consolidated Financial Statements................................   24

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
StreamLogic Corporation

  We have audited the accompanying consolidated balance sheets of StreamLogic Corporation as of March 29, 1996, December 29, 1995 and December 30, 1994, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the three months ended March 29, 1996 and each of the three years in the period ended December 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StreamLogic Corporation at March 29, 1996, December 29, 1995 and December 30, 1994, and the consolidated results of its operations and its cash flows for the three months ended March 29, 1996 and each of the three years in the period ended December 29, 1995, in conformity with generally accepted accounting principles.

                                       ERNST & YOUNG LLP

Los Angeles, California
June 28, 1996

                            STREAMLOGIC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                          THREE MONTHS ENDED              FISCAL YEAR ENDED
                         ---------------------- --------------------------------------
                         MARCH 29,   MARCH 31,  DECEMBER 29, DECEMBER 30, DECEMBER 31,
                           1996        1995         1995         1994         1993
                         ---------  ----------- ------------ ------------ ------------
                                    (UNAUDITED)
Net sales............... $ 24,408    $ 40,899    $ 211,264    $ 346,314    $ 382,926
Cost of sales...........   40,799      49,768      205,628      286,856      315,436
                         --------    --------    ---------    ---------    ---------
Gross profit (loss).....  (16,391)     (8,869)       5,636       59,458       67,490
Operating expenses:
  Research and develop-
   ment.................    8,874      13,427       42,469       43,648       36,112
  Selling, general and
   administrative.......    8,836      13,171       44,274       43,500       41,906
  Restructuring charge..      --          --           --           --         5,496
                         --------    --------    ---------    ---------    ---------
    Total operating ex-
     penses.............   17,710      26,598       86,743       87,148       83,514
                         --------    --------    ---------    ---------    ---------
Loss from operations....  (34,101)    (35,467)     (81,107)     (27,690)     (16,024)
                         --------    --------    ---------    ---------    ---------
  Interest income.......      173         547        1,719        2,090        2,335
  Interest expense......   (2,027)     (1,333)      (5,961)      (5,075)      (5,093)
  Other expense.........      --          --           --           --        (1,130)
                         --------    --------    ---------    ---------    ---------
Loss before income
 taxes..................  (35,955)    (36,253)     (85,349)     (30,675)     (19,912)
Income tax provision
 (benefit)..............      252      (1,166)      (1,061)         --             4
                         --------    --------    ---------    ---------    ---------
Net loss................ $(36,207)   $(35,087)   $ (84,288)   $ (30,675)   $ (19,916)
                         ========    ========    =========    =========    =========
Net loss per share...... $  (2.32)   $  (2.29)   $   (5.46)   $   (2.03)   $   (1.34)
                         ========    ========    =========    =========    =========
Weighted average common
 outstanding............   15,580      15,311       15,445       15,100       14,835
                         ========    ========    =========    =========    =========



                            See accompanying notes.

                            STREAMLOGIC CORPORATION

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                          MARCH 29,   DECEMBER 29, DECEMBER 30,
                                            1996          1995         1994
                                          ---------   ------------ ------------
                 ASSETS
Current assets:
  Cash, cash equivalents and short-term
   investments........................... $  40,477    $  27,896     $ 63,216
  Accounts receivable, less allowance for
   doubtful accounts and customer returns
   of $5,667 ($5,427 in 1995 and $4,455
   in 1994)..............................    19,139       33,249       61,724
  Receivable from Singapore Technologies.    13,966          --           --
  Inventories............................    10,022       59,777       56,746
  Other current assets...................     1,033        3,433        6,405
                                          ---------    ---------     --------
    Total current assets.................    84,637      124,355      188,091
Property, plant and equipment, at cost:
  Land...................................       986        1,675        1,675
  Buildings and improvements.............     6,632       22,520       22,246
  Machinery and equipment................    18,029       87,094       85,479
  Construction in progress...............       238       24,400        3,524
                                          ---------    ---------     --------
                                             25,885      135,689      112,924
  Less accumulated depreciation and amor-
   tization..............................    20,035       81,544       68,672
                                          ---------    ---------     --------
                                              5,850       54,145       44,252
Other assets.............................     1,896        1,893        1,572
                                          ---------    ---------     --------
                                          $  92,383    $ 180,393     $233,915
                                          =========    =========     ========
      LIABILITIES AND SHAREHOLDERS'
             EQUITY (DEFICIT)
Current liabilities:
  10% Subordinated Notes................. $  20,000    $     --      $    --
  Current maturities of long term debt...     3,750        2,687          --
  Accounts payable.......................     8,610       34,209       46,388
  Other accrued liabilities..............    14,137       21,502       20,681
                                          ---------    ---------     --------
Total current liabilities................    46,497       58,398       67,069
Term Loan Facility.......................       --        18,102          --
10% Subordinated Notes...................       --        20,000          --
6% Convertible Subordinated Debentures
 due 2012................................    71,250       75,000       75,000
Deferred income taxes....................     1,720        1,720        2,216
Commitments and contingencies
Shareholders' equity (deficit):
  Preferred stock, $1.00 par value;
   2,000,000 shares authorized, none
   issued................................       --           --           --
  Common stock, $1.00 par value,
   50,000,000 shares authorized;
   15,580,413 shares issued and outstand-
   ing (15,580,413 in 1995 and 15,266,440
   in 1994)..............................    15,580       15,580       15,266
  Additional paid-in capital.............   112,330      110,380      108,863
  Accumulated deficit....................  (154,994)   (118,787)      (34,499)
                                          ---------    ---------     --------
    Total shareholders' equity (deficit).   (27,084)       7,173       89,630
                                          ---------    ---------     --------
                                          $  92,383    $ 180,393     $233,915
                                          =========    =========     ========

                            See accompanying notes.

                            STREAMLOGIC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                           THREE MONTHS ENDED              FISCAL YEAR ENDED
                          ---------------------- --------------------------------------
                          MARCH 29,   MARCH 31,  DECEMBER 29, DECEMBER 30, DECEMBER 31,
                            1996        1995         1995         1994         1993
                          ---------  ----------- ------------ ------------ ------------
                                     (UNAUDITED)
Cash flows from
 operating activities:
 Net loss...............  $(36,207)   $(35,087)    $(84,288)    $(30,675)    $(19,916)
 Adjustments to
  reconcile net loss to
  net cash provided by
  (used in) operating
  activities:
  Depreciation and
   amortization.........     5,031       5,393       20,679       23,932       25,364
  (Gain) loss on
   disposition of
   property, plant and
   equipment............    (1,023)        (12)         (51)        (182)          54
  Deferred income taxes.       --         (496)        (496)        (201)      (3,000)
Increase (decrease) from
 changes in:
 Accounts receivable....    14,110      34,440       28,475      (13,493)       1,760
 Inventories............    (3,204)     (8,739)      (3,031)       2,931        5,934
 Other current assets...      (339)      2,281        2,972       (2,016)        (896)
 Accounts payable and
  other accrued
  liabilities...........     9,283      (9,948)     (11,358)      12,644       12,240
 Other assets...........      (477)       (325)        (393)       1,226         (432)
                          --------    --------     --------     --------     --------
Net cash provided by
 (used in) operating
 activities.............   (12,826)    (12,493)     (47,491)      (5,834)      21,108
                          --------    --------     --------     --------     --------
Cash flows from
 investing activities:
 Proceeds from sale of
  Drive Business........    39,719         --           --           --           --
 Proceeds from sale of
  equipment.............       --           35           51          254           57
 Additions to property,
  plant and equipment...   (14,803)     (6,132)     (30,500)     (19,704)     (22,766)
 Net change in short-
  term investments......   (11,792)     14,159       12,254       12,186        1,826
                          --------    --------     --------     --------     --------
Net cash used in
 investing activities...    13,124       8,062      (18,195)      (7,264)     (20,883)
                          --------    --------     --------     --------     --------
Cash flows from
 financing activities:
 Proceeds from Term Loan
  Facility..............       491       2,269       20,789          --           --
 Proceeds from 10%
  Subordinated Notes....       --          --        20,000          --           --
 Proceeds from sale of
  common stock, net.....       --          401        1,831        1,949        2,015
 Payment on capital
  lease obligation......       --          --           --          (231)        (534)
                          --------    --------     --------     --------     --------
Net cash provided by
 financing activities...       491       2,670       42,620        1,718        1,481
                          --------    --------     --------     --------     --------
Net increase (decrease)
 in cash and
 equivalents............       789      (1,761)     (23,066)     (11,380)       1,706
Cash and equivalents at
 beginning of period....    14,654      37,720       37,720       49,100       47,394
                          --------    --------     --------     --------     --------
Cash and equivalents at
 end of period..........    15,443      35,959       14,654       37,720       49,100
Short term investments..    25,034      11,337       13,242       25,496       37,682
                          --------    --------     --------     --------     --------
Total cash, cash
 equivalents and short-
 term investments.......  $ 40,477    $ 47,296     $ 27,896     $ 63,216     $ 86,782
                          ========    ========     ========     ========     ========
Supplemental cash flow
 information:
 Interest payments......  $  2,652    $  2,439     $  5,791     $  5,076     $  4,821
 Tax payments
  (recoveries)..........  $     72    $   (963)    $   (460)    $  2,964     $    278
Non-cash investing and
 financing activities:
 Note receivable from
  sale of Drive
  Business..............  $ 13,966    $    --      $    --      $    --      $    --

                            See accompanying notes.

                            STREAMLOGIC CORPORATION

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                FOR THE THREE YEARS ENDED DECEMBER 29, 1995 AND
                  THE THREE MONTH PERIOD ENDED MARCH 29, 1996
                                 (IN THOUSANDS)

                              NUMBER OF         ADDITIONAL RETAINED
                               COMMON   COMMON   PAID-IN   EARNINGS
                               SHARES    STOCK   CAPITAL   (DEFICIT)   TOTAL
                              --------- ------- ---------- ---------  --------
Balances at December 25,
 1992........................  14,532   $14,532  $105,633  $  16,092  $136,257
  Common stock sold for cash.     356       356     1,659        --      2,015
  Net Loss...................     --        --        --     (19,916)  (19,916)
                               ------   -------  --------  ---------  --------
Balances at December 31,
 1993........................  14,888    14,888   107,292     (3,824)  118,356
  Common stock sold for cash.     378       378     1,571        --      1,949
  Net Loss...................     --        --        --     (30,675)  (30,675)
                               ------   -------  --------  ---------  --------
Balances at December 30,
 1994........................  15,266    15,266   108,863    (34,499)   89,630
  Common stock sold for cash.     314       314     1,517        --      1,831
  Net Loss...................     --        --        --     (84,288)  (84,288)
                               ------   -------  --------  ---------  --------
Balances at December 29,
 1995........................  15,580   $15,580  $110,380  $(118,787)   $7,173
  Warrants granted...........     --        --      1,950        --      1,950
  Net Loss...................     --        --        --     (36,207)  (36,207)
                               ------   -------  --------  ---------  --------
Balances at March 29, 1996...  15,580   $15,580  $112,330  $(154,994) $(27,084)
                               ======   =======  ========  =========  ========


                            See accompanying notes.

                            STREAMLOGIC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE MONTH PERIOD ENDED MARCH 29, 1996
                  AND THE THREE YEARS ENDED DECEMBER 29, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS INFORMATION

RECENT DEVELOPMENTS

  As further described in Note 10, on January 24, 1996, the Company entered into a definitive agreement (the "Purchase Agreement") with ST Chatsworth Pte Ltd, a Singapore corporation ("MPL"), and a wholly-owned subsidiary of Singapore Technologies Pte Ltd, a Singapore corporation ("ST"), to sell substantially all of the Company's assets (other than cash and accounts receivable) related to the Company's hard disk drive business to MPL (the "Sale"). On March 29, 1996, the Company consummated the Sale. Accordingly, the accompanying balance sheet as of March 29, 1996 reflects the Sale and includes a receivable from ST for the remaining amount of the Sale proceeds. However, the accompanying statements of operations and cash flows for the three months ended March 29, 1996 reflect operating results and cash flows of both the hard disk drive business and the remaining systems business (see Note 10).

BASIS OF PRESENTATION

  Although the Company anticipates operating losses in the near term, the Company is considering and will consider strategic and financial alternatives to improve its results of operations, cash flows and net worth, including restructuring of debt, acquisitions and other alternatives. Management believes its cash, cash equivalents, short term investments and other working capital will be sufficient to fund operations over the next year.

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. On May 13, 1996 the Company elected to change its fiscal year from the last Friday in December to the last Friday in March, beginning with March 1996. The three-month periods ended March 29, 1996 (the "1996 transition period") and March 31, 1995 each had 13 weeks. Fiscal years 1995 and 1994 were fifty-two week years versus a fifty-three week 1993.

SALES

  StreamLogic is a designer and manufacturer of information storage and video systems and, through March 29, 1996, high capacity disk drives,. The Company sells these products and systems directly to original equipment manufacturers ("OEMs") and systems integrators and through independent distributors and value added resellers ("VARs") for resale to end users. The Company generally warrants its products against defects for periods from one to five years. The Company provides for estimated future product warranty costs when products are shipped. In addition, the Company performs ongoing credit evaluations of its customers' financial condition, and generally requires no collateral from its customers. Trade credit is generally granted to its customers, typically on net 30 day terms. Historically, the Company has not experienced significant bad debt write-offs. The Company has policies and/or contractual agreements which allow distributors to receive price protection credit under certain circumstances when the Company lowers its sales prices. In addition, the Company permits customers to return products under certain circumstances. The Company makes a provision for the estimated amount of price protection credits and for product returns that may occur under these programs and contracts in the period of sale. Sales, most of which are denominated in U.S. dollars, are recorded upon shipment. No customer accounted for more than 10% of total sales during the 1996 transition period, or 1995, 1994 or 1993.

DEPENDENCE ON SUPPLIER

  Effective March 29, 1996 the Company and MPL have entered into an OEM supply agreement. Among other things, the OEM Supply Agreement allows StreamLogic to buy at prices equal to or slightly lower than the most favored OEM customer of MPL. StreamLogic must offer all its disk drive business and requirements to

                            STREAMLOGIC CORPORATION

MPL on a right-of-first-refusal basis, subject to the ability of MPL to meet certain delivery and other standards. The agreement has an initial two-year term, after which it may be renewed annually by mutual agreement. Also effective March 29, 1996, the Company entered into a non-exclusive European Distribution Handling Agreement with MPL, under which MPL provides distribution services to the Company in Europe and other locations specified in such agreement.

FOREIGN EXCHANGE CONTRACTS

  The functional currency of the Company's Singapore and Thailand subsidiaries is the U.S. dollar. The Company enters into foreign exchange contracts to minimize the effects of foreign currency fluctuations related to certain known local expenditures for operations and for the new facility while under construction in Singapore. These foreign exchange contracts hedged approximately $2.3 million, $17.2 million and $19.9 million of transaction exposures as of March 29, 1996, December 29, 1995 and December 30, 1994, respectively. There were no significant deferred unrealized gains or losses at March 29, 1996, December 29, 1995 or December 30, 1994.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term investments consist primarily of commercial paper, certificates of deposit, and U.S. government agency securities and are considered available for sale under Statement of Financial Accounting Standards No. 115. These investments generally mature within six months and are carried at cost which approximates fair values.

INVENTORIES

  Inventories are stated at the lower of standard cost, which approximates first-in, first-out, or market.

                                            MARCH 29, DECEMBER 29, DECEMBER 30,
                                              1996        1995         1994
                                            --------- ------------ ------------
                                                      (IN THOUSANDS)
      Raw materials and purchased parts....  $ 4,564    $20,207      $18,634
      Work-in-process......................    1,487     23,289       20,771
      Finished goods.......................    3,971     16,281       17,341
                                             -------    -------      -------
                                             $10,022    $59,777      $56,746
                                             =======    =======      =======

DEPRECIATION AND AMORTIZATION

  Depreciation and amortization are provided on the straight-line method over the estimated useful life of the assets or term of related lease, whichever is shorter; for buildings and improvements, 10 to 30 years; machinery and equipment, 3 to 5 years.

                            STREAMLOGIC CORPORATION

OTHER ACCRUED LIABILITIES

  Other accrued liabilities are comprised of the following:

                                             MARCH 29, DECEMBER 29, DECEMBER 30,
                                               1996        1995         1994
                                             --------- ------------ ------------
                                                       (IN THOUSANDS)
      Accrued salaries and wages............  $ 3,636    $ 5,956      $ 5,622
      Accrued warranty......................    2,000      8,006        8,614
      Income taxes payable..................      394        137          243
      Other.................................    8,107      7,403        6,202
                                              -------    -------      -------
                                              $14,137    $21,502      $20,681
                                              =======    =======      =======

ADVERTISING EXPENSE

  The cost of advertising is expensed as incurred. The Company incurred $1,515,000, $4,606,000, $4,317,000 and $4,799,000 in advertising costs during the 1996 transition period and the 1995, 1994 and 1993 fiscal years, respectively.

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

INCOME TAXES

  The Company applies an asset and liability approach in accounting for income taxes. Through December 29, 1995, Federal taxes were not provided currently on undistributed foreign earnings since it was the Company's intention that these earnings be reinvested indefinitely in such subsidiaries, or remitted in a manner which would not result in a Federal tax liability. During the 1996 transition period, the Company provided for Federal taxes on such undistributed foreign earnings since such earnings would be remitted due to the Sale.

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

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121

  In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the

                            STREAMLOGIC CORPORATION
undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company has adopted Statement 121 in the 1996 transition period and the effect of its adoption was not material.

2. INCOME TAXES

  The provision (credit) for income taxes is composed of the following:

                              TRANSITION           FISCAL YEAR ENDED
                              ---------- --------------------------------------
                               MARCH 9,  DECEMBER 29, DECEMBER 30, DECEMBER 31,
                                 1996        1995         1994         1993
                              ---------- ------------ ------------ ------------
                                               (IN THOUSANDS)
      Current
       Federal...............    $242      $   --         $--         $(105)
       State.................       2           82         (52)          73
       Foreign...............       8       (1,143)         52           36
                                 ----      -------        ----        -----
        Total................    $252      $(1,061)       $--         $   4
                                 ====      =======        ====        =====

  Deferred income taxes result from differences in the timing of the recognition of expense and income items for tax and financial statement purposes. During 1993 $3,000,000 was reclassified from deferred income taxes to current income taxes payable for payments during 1994 for years covering 1986 through 1990. Deferred tax assets and liabilities are comprised of the following:

                                              MARCH
                                               29,     DECEMBER 29, DECEMBER 30,
                                              1996         1995         1994
                                             -------   ------------ ------------
                                                      (IN THOUSANDS)
   Deferred tax asset:
    Reserves not currently tax deductible... $ 5,747     $  5,371     $  4,639
    Excess of book over tax depreciation....     600        2,130        1,798
    Net operating loss......................  50,179       46,641       31,996
    Income tax credits......................   9,545        9,668        7,514
    Other...................................     673          768          862
                                             -------     --------     --------
     Total before valuation allowance.......  66,744       64,578       46,809
    Valuation allowance..................... (58,916)     (63,756)     (45,248)
                                             -------     --------     --------
                                               7,828          822        1,561
                                             -------     --------     --------
   Deferred tax liability:
    Reserves not currently tax deductible...     --           --        (2,216)
    Foreign operations......................  (7,468)         --           --
    State income taxes......................  (1,962)      (2,275)      (1,327)
    Other...................................    (118)        (267)        (234)
                                             -------     --------     --------
                                              (9,548)      (2,542)      (3,777)
                                             -------     --------     --------
    Deferred tax liability, net............. $(1,720)    $ (1,720)    $ (2,216)
                                             =======     ========     ========

  The Company has determined a valuation allowance is required for the deferred tax assets due to the uncertainty of ultimately realizing certain tax benefits. The change in the valuation allowance was a result of current year losses and settlement of prior year tax audits.

                            STREAMLOGIC CORPORATION

  The following table reconciles the provision for income taxes to the statutory federal income tax rate of 35%:

                                        TRANSITION
                                           1996      1995      1994     1993
                                        ---------- --------  --------  -------
                                                   (IN THOUSANDS)
Tax benefit at statutory rate..........  $(12,584) $(29,872) $(10,736) $(6,969)
Increases (decreases) related to:
 Federal alternative minimum tax on
  foreign earnings.....................       242       --        --       --
 Losses without current benefit
  (benefit of loss carryforwards)......    (6,312)   15,906    13,267    1,510
 State income tax expense (benefit) net
  of federal income tax................         1        53       (34)      48
 Foreign operations....................       --     (5,671)  (10,234)  (5,090)
 Repatriation of foreign earnings......    18,760    18,498     7,700   10,500
 Other, net............................       145        25        37        5
                                         --------  --------  --------  -------
                                         $    252  $ (1,061) $      0  $     4
                                         ========  ========  ========  =======

  Income from the Company's Singapore and Thailand subsidiaries was exempt from income taxes in those countries through August 2004 and December 1993, respectively. Income (loss) from these operations for the periods under exemption was $(6,183,000) in the 1996 transition period, $(15,310,000) in 1995, $27,411,000 in 1994 and $17,182,000 in 1993.

  A net operating loss of approximately $124,162,000 is available to be carried forward to the years 2004-2011. General business tax credit carryforwards of approximately $8,562,000, expiring between 2000 and 2009, are also available to reduce future federal income taxes. However, under Internal Revenue Code Sections 382 and 383, the amount of the operating loss and general business credit carryforwards that can be used annually may be limited due to certain changes in ownership. The potential issuance of Common Stock in connection with the Bond Agreement discussed in Note 11, or other trading activities, may create such a change in ownership.

3. CREDIT FACILITY AGREEMENT

  During March 1996, after evaluating the costs of maintaining the Company's $25 million credit facility and because the Agreement required assets to be transferred free of all liens, pledges and encumbrances, the Company elected to terminate its credit facility.

4. LEASE COMMITMENTS

  Minimum annual lease commitments at March 29, 1996 under noncancellable operating leases, principally for operating facilities, are payable as follows:

                                                                  (IN THOUSANDS)
                                                                  --------------
      1997.......................................................     $1,122
      1998.......................................................        111
      1999.......................................................         98
      2000.......................................................         98
      2001.......................................................         98
      Thereafter.................................................      1,014
                                                                      ------
          Total future minimum lease payments....................     $2,541
                                                                      ======

                            STREAMLOGIC CORPORATION

   Rent expense amounted to $1,101,000 in the 1996 transition period, $4,923,000 in 1995, $4,182,000 in 1994 and $4,643,000 in 1993.

5. LONG TERM DEBT

 Term Loan Facility

  In December 1994, Singapore Technologies Construction Pte Ltd. ("ST Construction"), a subsidiary of ST, was hired by the Company as the general contractor for construction of its new factory in Singapore. During the third quarter of 1995, the Company refinanced, with ST Construction together with ST Capital Ltd (another subsidiary of ST) as lenders, its existing term loan facility used to finance the new factory with a new $21.5 million loan facility (the "Loan Facility"). On March 29, 1996 the Loan Facility was retired in connection with the Sale.

 10% Subordinated Notes

  During October 1995, the Company completed the private placement to an institutional investor of $20,000,000 aggregate principal amount of 10% Convertible Subordinated Notes (the "Notes"), due October 15, 1998. The Notes are convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $6.00 per share, a premium to the market price of the Company's Common Stock at the time of issuance. The Notes are senior to the Company's existing 6% Convertible Subordinated Debentures due 2012 and are collateralized by substantially all of the assets of the Company. During March 1996, the Company obtained the required consent of the holder of the Notes to allow consummation of the Sale and in consideration for such consent, agreed to repay the Notes on June 28, 1996 and issued warrants to purchase 1,500,000 shares of the Company's Common Stock at a price of $4 per share. Accordingly, the Company has recorded a charge of $1,800,000, representing the estimated fair market value, for the warrants against the proceeds of the Sale in the Statement of Operations for the 1996 transition period. On April 5, 1996 the Company repaid $10,000,000 of the Notes. Interest on the Notes is payable semiannually on April 15 and October 15. Interest expense amounted to $500,000 in the 1996 transition period and $444,000 in 1995. Because of the recent agreement to repay the Notes and issue the Warrants, the fair market value of the Notes approximates carrying value as of March 29, 1996.

 6% Convertible Subordinated Debentures

  In March 1987, the Company issued $75,000,000 principal amount of 6% Convertible Subordinated Debentures due 2012 (the "Debentures"). The Debentures are convertible into common stock at a price of $48.50 at any time prior to redemption or maturity (1,546,000 shares of common stock have been reserved for issuance upon conversion.) Mandatory annual sinking fund payments of 5% of the aggregate principal amount of the Debentures issued will be made on each March 15, commencing March 15, 1997. Debentures converted to common stock or reacquired or otherwise redeemed by the Company may be used to reduce the amount of any sinking fund payment. The Debentures may be redeemed early, at the Company's option, upon the payment of a premium. Interest on the debentures is payable semi-annually on March 15 and September 15. Interest expense amounted to $1,125,000 in the 1996 transition period and $4,500,000 in the 1995, 1994 and 1993 fiscal years. The fair market value of the Debentures using over-the-counter market prices, was approximately $34.1 million at March 29, 1996.

  Maturities and sinking fund requirements of long-term debt are $3,750,000 in each of the five years succeeding March 29, 1996.

  During the 1996 transition period and the 1995, 1994 and 1993 fiscal years interest paid totaled $2,652,000, $5,791,000, $5,076,000 and $4,821,000 respectively, of which $456,000 and $347,000 was capitalized in the 1996 transition period and the 1995 fiscal year, respectively, as part of the cost of the Company's new factory in Singapore.

                            STREAMLOGIC CORPORATION

6. CAPITAL STOCK

  Under the Company's various stock option plans, options may be granted at prices equal to fair market value at the date of grant. Options for key employees and officers generally become exercisable in equal annual amounts over five years commencing one year from the date of grant, and expire five years from the date of grant. Options for directors are exercisable over three years. At March 29, 1996, there were options for 970,697 shares available for future option grants. There are currently 432 employees participating in the various plans. Expiration dates for all options range from 1996 to 2000.

  A summary of certain information with respect to options under the Plans follows:

                                               PERIODS ENDED
                             --------------------------------------------------
                             MARCH 29,   DECEMBER 29, DECEMBER 30, DECEMBER 31,
                                1996         1995         1994         1993
                             ----------  ------------ ------------ ------------
Options outstanding,
 beginning of period........  1,624,160    1,265,470    1,316,970    1,160,444
Options granted.............        --     1,100,100      476,500      552,000
Options exercised...........        --       (91,444)    (166,750)    (176,326)
Weighted average exercise
 price......................        --    $     6.39   $     4.50   $     5.72
Options canceled............   (893,893)    (649,966)    (361,250)    (219,148)
                             ----------   ----------   ----------   ----------
Options outstanding, end of
 period.....................    730,267    1,624,160    1,265,470    1,316,970
                             ==========   ==========   ==========   ==========
Weighted average price...... $     5.86   $     6.14   $     7.15   $     7.15
                             ==========   ==========   ==========   ==========
Exercisable.................    178,567      248,787      381,241      458,638
                             ==========   ==========   ==========   ==========

  The Company also has an employee stock purchase plan under Section 423 of the Internal Revenue Code, with 1,400,000 shares of common stock authorized to be issued. All full time employees are eligible to participate through payroll deductions of up to 10% of their compensation. Participants may, at their option, purchase common stock from the Company at the lower of 85% of the fair market value of the common stock at either the beginning or end of each one year option period. During 1995, 222,095 shares were issued pursuant to this plan at prices ranging from $5.53 to $6.16. During 1994, 207,845 shares were issued pursuant to this plan at a price of $5.66, and in 1993, 178,898 shares were issued pursuant to this plan at a price of $5.42. As of March 29, 1996, 303,848 shares were available for issuance under this plan.

  On March 29, 1996, in partial consideration for the required consent of the holder of the Notes to allow consummation of the Sale, the Company issued warrants to purchase 1,500,000 shares of the Company's common stock at a price of $4 per share. Such warrants had an estimated fair market value of $1,800,000 at March 29, 1996 and will expire on March 29, 1998. In addition, warrants to purchase 80,081 shares of the Company's common stock at a price of $5 were issued to the Company's investment banker in partial consideration for work in connection with the Sale. Such warrants had an estimated fair market value of $150,000 at issuance and will expire on March 28, 1997. Accordingly, the Company has recorded a charge of $1,950,000 for the warrants in the Statement of Operations for the 1996 transition period.

  The Board of Directors of the Company declared a dividend distribution of one Right for each share of common stock of the Company outstanding at the close of business on June 2, 1989. When exercisable, each Right entitles the registered holder to purchase from the Company one share of common stock at a price of $40.00 per share, subject to adjustment. Initially, the Rights attach to all outstanding shares of common stock, and no separate Rights Certificates will be distributed. The Rights will become exercisable and will detach from the common stock in the event any individual or group acquires 20% or more of the Company's common stock, or announces a tender or exchange offer, other than through conversion of the Notes or any warrants, which, if consummated, would result in that person or group owning at least 30% of the Company's common stock. If an

                            STREAMLOGIC CORPORATION
individual or group acquires 20% or more of the Company's common stock (except pursuant to certain cash tender offers for all of the Company's common stock), each Right will entitle the holder of a Right, other than Rights that are or were acquired or beneficially owned by the 20% stockholder (which rights will thereafter be void) to purchase, at the Right's then current exercise price, the Company's common stock in an amount having market value equal to twice the exercise price. Similarly, with certain exceptions, if the Company merges or consolidates with or sells 20% or more of its assets or earning power to another person, each Right then will entitle the holder to purchase, at the Right's then current exercise price, the stock of the acquiring company in an amount having a market value equal to twice the exercise price. The Rights do not have voting or dividend rights, and, until they become exercisable, have no dilutive effect on the earnings of the Company. The Company may redeem the rights at $0.01 per Right at any time on or prior to the tenth day after acquisition by a person or group of 20% or more of the Company's outstanding common stock. The Rights will expire on May 18, 1999, unless earlier redeemed.

  No dividends were declared by the Company during the five-year period ended March 29, 1996.

7. COMMITMENTS AND CONTINGENCIES

  In the third quarter of 1992, the Company purchased an equity interest of approximately 27% in Tulip Memory Systems, Inc. (TMS), a start-up company formed to develop substrates which are to be used in the manufacture of computer disk drives. During 1994, the Company increased its ownership to approximately 60%, pending anticipated outside investment. Operating expenses attributable to TMS are included in the financial results of the Company. In connection with its original investment, StreamLogic agreed to guarantee the obligations of TMS to pay the acquisition cost of equipment. The cost of such guaranty obligation was recorded in the Company' 1995 Statement of Operations. In March 1996, in order to consummate the Sale, the Company paid its $1.3 million guaranty obligation under the agreement.

  At March 29, 1996, the Company had letters of credit outstanding totaling approximately $4.8 million, which guarantee various trade activities. These letters of credit are secured by pledges of cash.

  In addition, the Company is involved in routine legal matters and contingencies in the ordinary course of business which management believes will not have a material effect upon the Company's financial position.

                            STREAMLOGIC CORPORATION

8. GEOGRAPHIC INFORMATION

  The following summarizes the Company's sales, income (loss) before income taxes, and assets by geographic area. Foreign sales originate primarily from the Company's Singapore location. The sales described below represent the geographic origination of such sales. Export sales (sales originating in the United States to customers in foreign countries), were less than 10% of total sales in each of the 1996 transition period and the 1995, 1994 and 1993 fiscal years. Sales to affiliates are at arms-length prices.

                                    TRANSITION      FISCAL YEARS ENDED
                                    ---------- -------------------------------
                                       1996      1995       1994       1993
                                    ---------- ---------  ---------  ---------
                                                 (IN THOUSANDS)
Customer sales:
  Domestic.........................  $  5,986  $  25,149  $  63,892  $ 128,781
  Foreign..........................    18,422    186,115    282,422    254,145
Affiliate sales:
  Domestic.........................    11,259     64,309     49,851     55,006
  Foreign..........................    16,600    110,812    178,881    234,477
  Eliminations.....................   (27,859)  (175,121)  (228,732)  (289,483)
                                     --------  ---------  ---------  ---------
                                     $ 24,408  $ 211,264  $ 346,314  $ 382,926
                                     ========  =========  =========  =========
Income (loss) before income taxes:
  Domestic.........................  $(26,994) $ (66,406) $ (58,609) $ (34,425)
  Foreign..........................    (8,961)   (18,943)    27,934     14,513
                                     --------  ---------  ---------  ---------
                                     $(35,955) $ (85,349) $ (30,675) $ (19,912)
                                     ========  =========  =========  =========
Assets:
  Domestic.........................  $ 70,097  $  20,732  $  66,063  $  74,520
  Foreign..........................    22,286    159,661    167,852    175,909
                                     --------  ---------  ---------  ---------
                                     $ 92,383  $ 180,393  $ 233,915  $ 250,429
                                     ========  =========  =========  =========

9. COMPARATIVE QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

                                            QUARTERS
                          ----------------------------------------------------
FISCAL 1995                FIRST      SECOND     THIRD      FOURTH      YEAR
- -----------               --------   --------   --------   --------   --------
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales...............  $ 40,899   $ 70,076   $ 58,785   $ 41,504   $211,264
Gross profit (loss).....    (8,869)    15,369      2,491     (3,355)     5,636
Loss before income tax-
 es.....................   (36,253)    (6,323)   (17,445)   (25,328)   (85,349)
Net loss................   (35,087)    (6,344)   (17,481)   (25,376)   (84,288)
Loss per share..........     (2.29)      (.41)     (1.12)     (1.63)     (5.46)
                                            QUARTERS
                          ----------------------------------------------------
FISCAL 1994                FIRST      SECOND     THIRD      FOURTH      YEAR
- -----------               --------   --------   --------   --------   --------
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales...............   $83,658   $ 75,761   $ 79,285   $107,610   $346,314
Gross profit............    12,296      7,245     11,446     28,471     59,458
Income (loss) before in-
 come taxes.............    (9,760)   (14,793)   (10,948)     4,826    (30,675)
Net income (loss).......    (9,760)   (14,793)   (10,948)     4,826    (30,675)
Earnings (loss) per
 share..................      (.65)      (.99)      (.72)       .31      (2.03)

                            STREAMLOGIC CORPORATION

10. SALE OF THE DISK DRIVE BUSINESS

  On January 24, 1996, the Company entered into a definitive agreement (the "Purchase Agreement") with ST Chatsworth Pte Ltd, a Singapore corporation ("MPL"), and a wholly-owned subsidiary of Singapore Technologies Pte Ltd, a Singapore corporation ("ST"), to sell substantially all of the assets, other than cash and accounts receivable, of the Company's hard disk drive business (the "Drive Business") including the name "Micropolis," certain other intangibles, the capital stock of the Company's subsidiary Micropolis Corporation (Thailand) Ltd. and either the capital stock or assets of five of the Company's European and Asian sales and marketing subsidiaries (such assets, collectively, the "Subject Assets") to MPL, and MPL assumed certain of the Company's liabilities relating to the Drive Business (the "Sale"). The Sale was subject to stockholder approval and such approval was received.

  In consideration of the Sale on March 29, 1996, the Company received total cash consideration of approximately $54 million. $39.7 million of such cash consideration was received as of the March 29, 1996 closing, $13 million in cash consideration was received on June 6, 1996, and a final payment of $1 million, which will be held in escrow and is subject to certain conditions, is expected to be received in early August. The net gain on the Sale was not significant to the 1996 transition period Statement of Operations.

  The following unaudited pro forma condensed consolidated financial information for the three months ended March 29, 1996 and March 31, 1995 and the year ended December 31, 1995 has been prepared to illustrate the effect of the Sale as though the Sale had occurred on December 30, 1995, December 31, 1994 and December 31, 1994, respectively. The unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations of StreamLogic Corporation that would have been reported had the Sale occurred on the dates indicated, nor does it represent a forecast of the consolidated results of operations of StreamLogic Corporation for any future period. Furthermore, no effect has been given in the condensed consolidated financial information for operating benefits that may have been realized by virtue of the Sale and no effect has been given for any additional expense control or restructuring activities which the Company may have undertaken with respect to the remaining business. The unaudited pro forma condensed consolidated financial information should be read in conjunction with the historical consolidated financial statements of StreamLogic Corporation, which are included herein.

                                                   THREE MONTH
                                                  PERIOD ENDED       YEAR ENDED
                                              --------------------- ------------
                                              MARCH 29,  MARCH 31,  DECEMBER 29,
                                                1996       1995         1995
                                              --------- ----------- ------------
                                                        (UNAUDITED)
Net sales....................................  $ 6,738    $ 9,527     $ 39,343
Gross profit(1)..............................    1,048      2,642        7,679
Net loss(2)..................................   (6,533)    (5,349)     (22,805)
Loss per share...............................     (.35)      (.35)       (1.48)
                                               =======    =======     ========
Weighted average shares outstanding..........   15,580     15,311       15,445
                                               =======    =======     ========

- --------
(1) The Company and MPL have entered into an OEM supply agreement. Among other things, the OEM Supply Agreement allows StreamLogic to buy at prices equal to or slightly lower than the most favored OEM customer of MPL. StreamLogic must offer all its disk drive business and requirements to MPL on a right-of-first-refusal basis, subject to the ability of MPL to meet certain delivery and other standards. The agreement has an initial two-year term, after which it may be renewed annually by mutual agreement. The pro forma adjustment incorporates the provisions contained in the agreement.

(2) The costs of TMS are included in the StreamLogic Corporation pro forma net loss. Such costs were $88,000, $3.1 million and $5.1 million in the 1996 transition period, the 1995 quarter, and the 1995 year, respectively. The Company discontinued funding of TMS in the 1996 transition period.

                            STREAMLOGIC CORPORATION

11. SUBSEQUENT EVENTS

 Acquisition of FWB Inc.

  On June 10, 1996 the Company entered into a definitive agreement, subject to certain conditions, to purchase all of the net assets related to the hardware business of FWB Inc., a developer of performance computer storage products for pre-press, multi-media and graphics applications. At closing, the Company would pay $5 million, consisting of approximately $2 million in cash and approximately $3 million of assumed debt. In addition, the Company entered into a definitive agreement, subject to certain conditions, to make an 11% equity investment in the software business being retained by FWB. In consideration for such minority equity investment, at closing the Company would issue shares of StreamLogic Common Stock with an aggregate fair market value of $8 million, as defined in the agreement. There can be no assurance that this transaction will be consummated.

 Bond Agreement

  On June 14, 1996 the Company announced an agreement (the "Bond Agreement") in principle with Loomis Sayles & Co., L.P. ("Loomis Sayles"), an entity which advises investors that collectively hold approximately 79% of the outstanding Debentures, to exchange the Debentures for a package of cash, common stock and warrants to purchase common stock. Pursuant to the Bond Agreement, the Company plans to commence a tender offer for the Debentures during mid August 1996. In the tender offer, the Company will offer to exchange its Debentures such that, for each $1,000 face amount of Debentures tendered, the holders will receive
(a) $233.33 in cash, (b) $520 in Common Stock, and (c) warrants to purchase 40 shares of Common Stock at an initial exercise price of 150% of market value as defined in the Bond Agreement. The exercise price of the warrants is subject to downward adjustment in certain circumstances, and contains antidilution adjustments. The Company expects shareholder approval will be required pursuant to Nasdaq rules and regulations.

  The obligations of the holders advised by Loomis Sayles to participate in the tender offer under the Bond Agreement is subject to various conditions including satisfaction of all necessary regulatory requirements, 95% participation by bond holders, and the average price of StreamLogic's Common Stock immediately prior to the expiration of the tender offer falling within the range $4.00 to $7.50. As a result, there can be no assurance that the tender offer will be consummated.

  If the holders of 100% of the outstanding debentures accept the exchange, the Company will exchange the debentures for (a) $17.5 million in cash, (b) issue between 5.2 and 9.8 million shares of common stock, and (c) issue warrants to purchase approximately 3.0 million shares of common stock, therefore, the transaction, as currently proposed, would increase the Company's net tangible assets by more than $50 million.

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

                     EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                   SERVED AS
        NAME        AGE                POSITION                  OFFICER SINCE
        ----        ---                --------                  -------------
 J. Larry Smart      48 President, Chief Executive Officer and       1995
                         Chairman of the Board of Directors
 Barbara V. Scherer  40 Senior Vice President-Operations             1988
 Lee N. Hilbert      36 Chief Financial Officer                      1996
 David W. Baxter     40 Vice President, Engineering                  1995
 Michael C. Downs    37 Vice President, Sales                        1996

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

  MS. SCHERER joined the Company in November 1987 as Treasury Director, and became Treasurer in October 1988. In November 1989, she became Vice President and Treasurer and in March 1995, became Vice President--Finance and Chief Financial Officer. In April 1996, she was promoted to Senior Vice President-- Operations. Ms. Scherer was previously employed by the Boston Consulting Group from May 1985 to November 1987.

  MR. HILBERT joined the Company in August 1990 as Corporate Accounting Manager and became Corporate Controller in April 1995. In April 1996 he was appointed Chief Financial Officer of StreamLogic. Prior to joining the Company, Mr. Hilbert held various positions with KPMG Peat Marwick, most recently Senior Manager.

  MR. BAXTER joined the Company in August 1995 as Vice President--Engineering. Prior to that he was the Vice President of Research and Development for Recognition International. He also served as Vice President of Engineering for Adept Technology, and has held various management positions with Convergent Technology and Motorola.

  MR. DOWNS joined the Company in 1994 as Director of Sales--Western U.S. Region. In 1996, he was named Vice President of Sales. Prior to joining the Company, Mr. Downs was Director of Sales for Storage Dimensions from 1987 to 1994.

  Officers serve at the discretion of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

  Information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Proxy Statement relating to the Company's 1996 Annual Meeting of Stockholders, which was filed on April 23, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Holders and Management" contained in the Proxy Statement relating to the Company's 1996 Annual Meeting of Stockholders, which was filed on April 23, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Proxy Statement relating to the Company's 1996 Annual Meeting of Stockholders, which was filed on April 23, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this Report:

  1. FINANCIAL STATEMENTS

    Report of Independent Auditors.

  See Index to Consolidated Financial Statements at Item 8 on page    of this
Report.

  2. FINANCIAL STATEMENT SCHEDULES. The following consolidated financial statement schedule of StreamLogic Corporation is filed as part of the Report and should be read in conjunction with the Consolidated Financial Statements of StreamLogic Corporation:

        SCHEDULE                                           PAGE
        --------                                           ----
         II Valuation and Qualifying Accounts............. S-2

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

 10.23* Form of Incentive Stock Option Agreement for Executive and Key
         Employees' Stock Option Plan, dated October 1987(1)
 10.24* Form of Non-Qualified Stock Option Agreement for Executive and Key
         Employees' Stock Option Plan, dated October 1987(1)
 10.26* Form of Stock Option Agreement for Directors' Stock Option Plan, dated
         October 1987(1)
 10.31* First Amendment to Micropolis Corporation Employee Savings and
         Retirement Plan(8)
 10.32* Second Amendment to Micropolis Corporation Employee Savings and
         Retirement Plan(8)
 10.33* Third Amendment to the Micropolis Corporation Employee Savings and
         Retirement Plan(8)
 10.34* Fourth Amendment to Micropolis Corporation Employee Savings and
         Retirement Plan(8)
 10.35  Loan Agreement between the Company and CIT Group Business Credit(8)
 10.37* Severance Agreement between Micropolis Corporation and Taroon Kamdar(9)
 10.38* Severance Agreement between Micropolis Corporation and Robert Ganter
 10.39* Severance Agreement between Micropolis Corporation and Nigel
         Macleod(10)
 10.40* Summary of Stock Appreciation Bonus Plan(10)
 10.41* Summary of Storage System Division Bonus Plan(10)
 10.42* Summary of Key Performance Bonus Plan(10)
 10.43* Severance Agreement between Micropolis Corporation and Joel
         Appelbaum(11)
 10.44* Amendment to the Micropolis Corporation Employee Stock Purchase
         Plan(12)
 10.45* Amended and Restated Stock Option Plan for Independent Directors of
         Micropolis Corporation(12)
 10.46* Stock Option Plan for Executive and Key Employees of Micropolis
         Corporation, as amended(12)
 10.47* Agreement for Services between Micropolis Corporation and J. Larry
         Smart(13)
 10.48* Employment Agreement between Micropolis Corporation and J. Larry
         Smart(14)
 10.49  Loan Agreement between Micropolis Limited and ST Capital Limited, and related Guarantee Agreement between Micropolis Corporation and
         Singapore Technologies Construction PTE LTD(14)
 10.50* Consulting Agreement between Micropolis Corporation and Chriss Street &
         Company(14)
 10.51  Note Agreement Re: $20,000,000 10% Convertible Secured Notes Due
         October 15, 1998, dated as of October 11, 1995 between Micropolis
         Corporation and Lindner Dividend Fund, a Series of Lindner
         Investments(15)
 10.52* Promissory Note between Micropolis Corporation and J. Larry Smart(15)
 10.53  Asset Purchase Agreement dated January 24, 1996 between Micropolis
         Corporation and ST Chatsworth Pte Ltd, a Singapore corporation(15)
 10.54  Development Agreement dated September 15, 1995 between Micropolis
         Corporation and BTS Broadcast Television Systems GmbH(15)
 10.55  $10 Million Facility Agreement dated February 16, 1996 between
         Micropolis Corporation and ST Chatsworth Pte Ltd.(15)
 10.56  StreamLogic OEM Supply Agreement dated March 4, 1996, between
         Micropolis Corporation and ST Chatsworth Pte Ltd.(15)
 21     Subsidiaries of Registrant
 23     Consent of Independent Auditors (See Exhibit 23)
 27     Article 5 Financial Data Schedule for 1995 10-K

- --------
*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form
 10-K Report pursuant to Item 14(c).

Filed Herewith

 4.4    Amendment No. 2 to Rights Agreement

- -------------------------------------------------------------------------------
- --------
 (1)Incorporated by reference to Exhibits 3.1, 10.21, 10.22, 10.23, 10.24 and 10.26, respectively, filed in the Company's Annual Report on Form 10-K, for the fiscal year ended December 25, 1987.

 (2)Incorporated by reference to Exhibit 3.2 filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1988.

 (3)Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3 No. 33-12374.

 (4)Incorporated by reference to Exhibit I filed in the Company's Form 8-K Report dated June 2, 1989.

 (5)Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 No. 2-90423.

 (6)Incorporated by reference to Exhibits 10.18 and 10.19 respectively, filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1985.

 (7)Incorporated by reference to Exhibit D of the Company's Proxy Statement for the 1987 Annual Meeting of Shareholders.

 (8)Incorporated by reference to Exhibits 10.30, 10.31, 10.32, 10.33 and 10.34, respectively, filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

 (9)Incorporated by reference to Exhibits 10.36 and 10.37, respectively, filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1991.

(10)Incorporated by reference to Exhibits 10.39, 10.40, 10.41 and 10.42, respectively, filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

(11)Incorporated by reference to Exhibit 10.43 filed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 1994.

(12)Incorporated by reference to Exhibits 10.44, 10.45 and 10.46, respectively, filed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1994.

(13)Incorporated by reference to Exhibit 10.47 filed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.

(14)Incorporated by reference to Exhibits 4.3, 10.48, 10.49 and 10.50, respectively, filed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 1995.

(15)Incorporated by reference to Exhibits 10.51, 10.52, 10.53, 10.54, 10.55 and 10.56, respectively, filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

  (b) No reports on Form 8-K were filed by the Registrant during the three month period ended March 29, 1996.

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

                                          STREAMLOGIC CORPORATION

Dated: July 3, 1996
                                          By:    /s/  Lee N. Hilbert
                                            -----------------------------------
                                                     Lee N. Hilbert
                                                 Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
       /s/  J. Larry Smart           President and Chairman of       July 3, 1996
____________________________________ the  Board (Chief Executive
           J. Larry Smart            Officer)

     /s/  Barbara V. Scherer         Senior Vice President--          July 3, 1996
____________________________________ Operations
         Barbara V. Scherer
       /s/  Lee N. Hilbert           Chief Financial Officer          July 3, 1996
____________________________________ (Principal  Financial and
           Lee N. Hilbert            Accounting  Officer)
     /s/  Ericson M. Dunstan         Director                         July 3, 1996
____________________________________
         Ericson M. Dunstan
      /s/  Chriss W. Street          Director                         July 3, 1996
____________________________________
          Chriss W. Street
    /s/  Greg L. Reyes, Jr.          Director                         July 3, 1996
____________________________________
         Greg L. Reyes, Jr.

                            STREAMLOGIC CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                   TRANSITION PERIOD ENDED MARCH 29, 1996 AND
                YEARS ENDED DECEMBER 29, 1995, DECEMBER 30, 1994
                             AND DECEMBER 31, 1993

                                   BALANCE   ADDITIONS                BALANCE AT
                                  BEGINNING  CHARGED TO                 END OF
                                   OF YEAR    EXPENSES  DEDUCTIONS(1)    YEAR
                                  ---------- ---------- ------------- ----------
1996:
Allowance for doubtful accounts,
 customer returns and price
 protection.....................  $5,427,000 $  767,000  $  527,000   $5,667,000
1995:
Allowance for doubtful accounts,
 customer returns and price
 protection.....................  $4,455,000 $2,950,000  $1,978,000   $5,427,000
1994:
Allowance for doubtful accounts,
 customer returns and price
 protection.....................  $1,375,000 $5,736,000  $2,656,000   $4,455,000
1993:
Allowance for doubtful accounts,
 customer returns and price
 protection.....................  $1,390,000 $  323,000  $  338,000   $1,375,000

- --------
(1) Write-offs against reserves

                            STREAMLOGIC CORPORATION

                               INDEX TO EXHIBITS

                                 (ITEM 14 (C))

 4.4 Amendment No. 2 to Rights Agreement
 21  Subsidiaries of Registrant
 23  Consent of Independent Auditors
 27  Article 5 Financial Data Schedule for 1996 transition report on Form 10-K