Form 10-Q
period 1996-06-28
STREAMLOGIC CORP
filed 1996-08-12
CIK 718865

                                   FORM 10-Q
                                   ---------


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                      ----------------------------------

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 28, 1996

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

Commission File Number: 0-12046


                            STREAMLOGIC CORPORATION
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


     Delaware                                             95-3093858
- --------------------------------                     --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


21329 Nordhoff Street, Chatsworth, California              91311
- -------------------------------------------------------------------------------
(Address of principal executive offices)                  Zip Code


Registrant's telephone number, including area code      (818) 701-8400
                                                   ----------------------------


                                Not Applicable
- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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


          August 2, 1996: 16,929,090 shares of Common Stock, $1.00 Par Value
          ------------------------------------------------------------------

                            STREAMLOGIC CORPORATION
                            -----------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                    PAGE NUMBER
                                                                    -----------
PART I.       FINANCIAL INFORMATION

  Item 1      Financial Statements:

              Condensed Consolidated Balance Sheets at                   2
              June 28, 1996 and March 29, 1996

              Condensed Consolidated Statements of                       3
              Operations for the Three Months Ended
              June 28, 1996 and June 30, 1995

              Condensed Consolidated Statements of                       4
              Cash Flows for the Three Months Ended
              June 28, 1996 and June 30, 1995

              Notes to Condensed Consolidated                            5
              Financial Statements

  Item 2      Management's Discussion and Analysis of                    6
              Financial Condition and Results of Operations


PART II.      OTHER INFORMATION

  Item 4      Submission of Matters to a Vote of                         9
              Security Holders

  Item 6      Exhibits and Reports on Form 8-K                           9

                         PART I-FINANCIAL INFORMATION
                         ----------------------------

                            STREAMLOGIC CORPORATION
                            -----------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                     (In thousands, except share amounts)

                                                      June 28,       March 29,
                                                        1996           1996
                                                     ----------      ---------
                                                     (Unaudited)
ASSETS
- ------

Current assets:
  Cash, cash equivalents and
   short-term investments                            $  45,859       $  40,477
  Accounts receivable, net                               8,144          19,139
  Receivable from Singapore Technologies                 1,000          13,966
  Inventories                                            8,025          10,022
  Other current assets                                   1,200           1,033
                                                     ---------       ---------

          Total current assets                          64,228          84,637

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization              5,639           5,850
Other assets                                             1,884           1,896
                                                     ---------       ---------

                                                     $  71,751       $  92,383
                                                     =========       =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
- -------------------------------------

Current liabilities:
  10% Subordinated Notes                             $  10,000       $  20,000
  Current maturities of long term debt                   3,750           3,750
  Accounts payable                                       6,302           8,610
  Other accrued liabilities                             10,862          14,137
                                                     ---------       ---------

          Total current liabilities                     30,914          46,497

6% Convertible Subordinated Debentures due 2012         71,250          71,250

Deferred income taxes                                    1,720           1,720

Shareholders' deficit:
  Preferred stock, $1.00 par value, 2,000,000
   shares authorized: none issued                            -               -
  Common stock, $1.00 par value, 50,000,000
   shares authorized; 15,672,967 shares issued
   and outstanding (15,580,413 in March 1996)           15,673          15,580
  Additional paid-in capital                           112,735         112,330
  Accumulated deficit                                 (160,541)       (154,994)
                                                     ---------       ---------

          Total shareholders' deficit                  (32,133)        (27,084)
                                                     ---------       ---------

                                                     $  71,751       $  92,383
                                                     =========       =========

See accompanying notes

                            STREAMLOGIC CORPORATION
                            -----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                     (In thousands, except per share data)

                                                         Three Months Ended
                                                       -----------------------
                                                       June 28,       June 30,
                                                         1996           1995
                                                       --------       --------
                                                             (Unaudited)
Net sales                                              $11,189        $70,076
Cost of sales                                           10,467         54,707
                                                       -------        -------

Gross margin                                               722         15,369
                                                       -------        -------

Operating expenses:
  Research and development                               2,465         10,352
  Selling, general and administrative                    2,771         10,270
                                                       -------        -------
          Total operating expenses                       5,236         20,622
                                                       -------        -------

Loss from operations                                    (4,514)        (5,253)

  Interest expense                                      (1,402)        (1,489)
  Interest income                                          377            419
                                                       -------        -------

Loss before income taxes                                (5,539)        (6,323)

  Income tax provision                                       8             21
                                                       -------        -------

Net loss                                               $(5,547)       $(6,344)
                                                       =======        =======

Net loss per share                                     $  (.36)       $  (.41)
                                                       =======        =======
Weighted average common and common equivalent
  shares outstanding                                    15,608         15,336
                                                       =======        =======

See accompanying notes.
                                     -3-

                            STREAMLOGIC CORPORATION
                            -----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                (In thousands)

                                                                       Three Months Ended
                                                                   --------------------------
                                                                   June 28,         June 28,
                                                                     1996             1995
                                                                   --------         ---------
                                                                           (Unaudited)
Cash flows from operating activities:

  Net loss                                                          $ (5,547)       $ (6,344)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                       467           5,286
     Gain on disposal of fixed assets                                      -             (11)
     Deferred incomes taxes                                                -             (99)
     Increase (decrease) from changes in:
        Accounts receivable                                           10,995         (14,920)
        Inventories                                                    1,997          16,616
        Other current assets                                            (167)          1,161
        Other assets                                                       6             (57)
        Accounts payable and other
         accrued liabilities                                          (5,583)         (2,245)
                                                                    --------        --------

Net cash provided by (used in) operating activities                    2,168            (613)

Cash flows from investing activities:

  Net change in short-term investments                               (11,865)         (2,517)
  Proceeds from sale of drive business                                12,966               -
  Proceeds from sale of equipment                                          -             (12)
  Additions to property, plant and equipment                            (250)         (7,043)
                                                                    --------        --------

Net cash provided by (used in) investing activities                      851          (9,572)

Cash flows from financing activities:

  Decrease in 10% subordinated notes                                 (10,000)              -
  Increase in Term Loan Facility                                           -           1,194
  Proceeds from sale of common stock, net                                498           1,179
                                                                    --------        --------

Net cash provided by (used in) financing activities                   (9,502)          2,373

Net decrease in cash and equivalents                                  (6,483)         (7,812)
Cash and equivalents at beginning of period                           15,443          35,959
                                                                    --------        --------

Cash and equivalents at end of period                                  8,960          28,147

Short-term investments                                                36,899          13,854
                                                                    --------        --------

Total cash, cash equivalents and short-term investments             $ 45,859        $ 42,001
                                                                    ========        ========

Supplemental cash flow information
   Interest payments                                                $  1,004        $    346
   Tax payments                                                     $    337        $    464

See accompanying notes.

                            STREAMLOGIC CORPORATION
                            -----------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                                 JUNE 28, 1996
                                 -------------

                                  (Unaudited)

NOTE 1. General
- ---------------

     The accompanying condensed consolidated financial statements have not been audited by independent auditors but, in the opinion of the Company, such unaudited statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position as of June 28, 1996, and the consolidated results of operations for the three month period ended June 30, 1996 and June 30, 1995 and cash flows for the three month period ended June 28, 1996 and June 30, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nevertheless, the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. Interim results are not necessarily indicative of the results for the full fiscal year.

     On May 13, 1996 the Company elected to change its fiscal year from the last Friday in December to the last Friday in March beginning with March 1996. The Company has elected to disclose the consolidated results of operations and cash flows for the three month period ended June 28, 1996 in comparative form with the three month period ended June 30, 1995 because it believes comparability is improved.

     The three month period ended June 28, 1996 represented the first period for which the Company's results of operations excluded those of the hard disk drive business operated under the name "Micropolis Corporation" and sold by the Company as of March 29, 1996.

     These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Transition Report on Form 10-K for the three month period ended March 29, 1996 filed with the Securities and Exchange Commission.

NOTE 2. Inventories
- -------------------

     Inventories are stated at the lower of standard cost, which approximates first-in, first-out, or market:

                                            June 28,       March 29,
                                              1996           1996
                                            --------       ---------
Raw materials and purchased parts            $3,676         $ 4,564
Work in process                               2,204           1,487
Finished goods                                2,145           3,971
                                             ------         -------
                                             $8,025         $10,022
                                             ======         =======

NOTE 3. Per Share Information
- -----------------------------

     Loss per share is computed by dividing net loss by the weighted average number of shares of common stock and applicable common stock equivalents outstanding during the period. Primary and fully diluted loss per share are the same.

NOTE 4. Subsequent Event
- ------------------------

Acquisition of FWB Inc.

      Effective July 1, 1996 the Company purchased all of the net assets related to the hardware business of FWB Software Inc., a developer of performance computer storage products for pre-press, multi-media and graphics applications. In addition, the Company made an 11% equity investment in the software business being retained by FWB Software Inc. In consideration for such net assets and minority equity investment, at closing the Company paid cash of approximately $5 million and issued 1,256,123 shares of StreamLogic Common Stock. FWB Software Inc. will receive additional shares or return shares of StreamLogic Common Stock such that the market value (based on the average price as defined in the Operating Agreement of FWB Software, LLC) of the shares contributed to FWB Software Inc. is equal to $7.5 million, such adjustment to occur on October 29, 1996.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Results of Operations
- ---------------------

Three Months Ended June 28, 1996 Compared to Three Months Ended June 30, 1995
- -----------------------------------------------------------------------------

      Net sales decreased 84% to $11.2 million in the June 1996 quarter as compared to $70.1 million in the June 1995 quarter. The decline in revenues was due to the sale of the hard disk drive business by the Company as of March 29, 1996. Revenue for the June 1996 quarter included those of the Company's family of high performance and fault-tolerant RAID solutions and the family of video server systems. Such June 1996 quarter revenues slightly exceeded those of the June 1995 quarter for similar products. Backlog as of June 28, 1996 was $1.9 million.

      Cost of sales as a percent of sales increased to 93.5% in the June 1996 quarter from 78.1% in the June 1995 quarter resulting in a gross margin of 6.5% in the 1996 quarter as compared to 21.9% in the 1995 quarter. The decrease in margin during the 1996 quarter was a result of increased costs and inefficiences experienced by the Company during the period of transition following the sale of the hard disk drive business.

       Research and development expense were 22.0% of sales in the June 1996 quarter as compared to 14.8% in the June 1995 quarter. The percentage increase is the result of lower sales, offset partially by a decrease in expense of $7.9 million. The decrease in expense was the result of the sale of the hard disk drive business by the Company as of March 29, 1996, and the termination of the Company's funding of the costs incurred by Tulip Memory Systems, Inc., a start-up company formed to develop substrates which are to be used in the manufacture of computer disk drives. The remaining research and development expense was incurred for the Company's family of high performance and fault-tolerant RAID solutions and the family of video server systems. Research and development expense for such products amounted to approximately $3.1 million in the June 1995 quarter. The decrease of $635,000 is attributable to a reduction in expense incurred on the video server systems and the Company's cost reduction efforts.

     Selling, general and administrative expenses were 24.8% of sales in the June 1996 quarter as compared to 14.7% in the June 1995 quarter. The percentage increase is the result of lower sales, offset by a decrease in expense of $7.5 million. The decrease in expense was the result of the sale of the hard disk drive business by the Company as of March 29, 1996.

     Interest expense was $1.4 million in the June 1996 quarter (12.5% of sales) as compared to $1.5 million in the June 1995 quarter (2.1% of sales). The decrease in expense was a result of interest incurred during the June 1996 quarter on the Company's 10% Subordinated Notes offset by fees associated with the Company's Term Loan Facility in the June 1995 quarter. Interest income was $377,000 in the June 1996 quarter as compared to $486,000 in the June 1995 quarter as a result of lower cash equivalent and short-term investment balances.

      As a result of the above, loss before income taxes was $5.5 million in the June 1996 quarter as compared to $6.3 million in the June 1995 quarter. Net loss for the June 1996 quarter was $5.5 million compared to $6.3 million in the June 1995 quarter.

Liquidity and Capital Resources
- -------------------------------

      Cash, cash equivalents and short-term investments increased to $45.9 million as of June 28, 1996 from $40.5 million as of March 29, 1996. Net cash provided by operations of $2.2 million is primarily due to the collection of a substantial amount of the trade accounts receivable not sold as part of the hard disk drive business, offset by the Company's net loss of $5.5 million and decrease in accounts payable and other accrued liabilities of $5.6 million.

      The Company's capital expenditures in the June 1996 quarter were $250,000 as compared to $7.0 million in the June 1995 quarter. Capital expenditures in the June 1995 quarter related primarily to the construction of a new manufacturing facility in Singapore to replace the leased facility and for equipment and tooling to support new products. The new facility was completed in 1996 and sold as part of the sale of the hard disk drive business. The Company had obtained a term loan facility to fund the expenditures associated with the construction of the building. The buyer of the hard disk drive business assumed the Company's term loan facility and, in addition, assumed the Company's obligations under contracts to build an ESD safe cleanroom for the production of MR-based disk drives, and certain other contracts for the facilitation of the factory. The Company currently anticipates that its fiscal 1997 capital spending will be substantially less than that of fiscal 1995 and will be principally for equipment and tooling required for the Company's new products.

       During October 1995, the Company completed the private placement to an institutional investor of $20,000,000 aggregate principal amount of 10% Convertible Subordinated Notes (the "Notes"), due October 15, 1998. The Notes were convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $6.00 per share, a premium to the market price of the Company's Common Stock at the time of issuance. The Notes are senior to the Debentures and are collateralized by substantially all of the assets of the Company. During March 1996, the Company obtained the required consent of the holder of the Notes to allow consummation of the Sale and in consideration for such consent, agreed to repay the Notes on July 2, 1996 and issued warrants to purchase 1,500,000 shares of the Company's Common Stock at a price of $4 per share. On April 5, 1996, the Company repaid $10,000,000 of the Notes, and on July 1, 1996, the Company repaid the remaining $10,000,000 of the Notes. Interest on the Notes was payable semiannually on April 15 and October 15.

       In consideration of the sale of the hard disk drive business as of March 29, 1996, the Company received total cash consideration of approximately $54 million. $39.7 million of such cash consideration was received as of the March 29, 1996 closing, $13 million in cash consideration was received on June 6, 1996, and a final payment of $1 million, which will be held in escrow and is subject to certain conditions, is expected to be received in August.

Market for StreamLogic Common Stock
- -----------------------------------

     As of June 28, 1996, the Company's net tangible assets did not meet the criteria for continued inclusion on the Nasdaq National Market System. If the Company's Common Stock is no longer approved for inclusion on the Nasdaq National Market System, and the Company cannot obtain listing elsewhere, trading, if any, in the Company's Common Stock may thereafter be conducted in the over-the-counter market and its stock quoted in the so-called "pink sheets" or, if then available, the "OTC Bulletin Board Service." As a result, it could be more difficult to trade, or to obtain accurate quotations as to the value of, the Company's Common Stock and the spread between the "bid" and "ask" prices for the Common Stock could materially increase. However, as of August 12, 1996 the Company's Common Stock was still included on the Nasdaq National Market System. The Company has undertaken discussions with Nasdaq seeking the continued inclusion of the Company's Common Stock on the Nasdaq National Market System based on the Company's plans for increasing its net tangible assets, however there can be no assurance that the Common Stock will continue to be approved for inclusion.


StreamLogic Strategic and Financial Alternatives
- ------------------------------------------------

    Although the Company anticipates operating losses in the near term, the Company is considering and will consider strategic and financial alternatives to improve its results of operations, cash flows and net worth, including restructuring of debt, acquisitions and other alternatives. The Company expects revenues, margins and operating expenses to increase during the September 1996 quarter following the purchase of the hardware business of FWB Software, Inc. Management believes its cash, cash equivalents, short term investments and other working capital will be sufficient to fund operations over the next year.

                          PART II - OTHER INFORMATION
                          ---------------------------

                            STREAMLOGIC CORPORATION
                            -----------------------



Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         a) The Annual Meeting of Stockholders of StreamLogic Corporation was held on May 22, 1996.

         b) Matters voted at the meeting and votes cast on each matter were as follows:

            .  The stockholders voted to elect four directors as follows:


                    Nominee                   For                 Withhold
                    -------                   ---                 --------
               J. Larry Smart                9,895,326             291,967
               Ericson M. Dunstan            9,905,522             281,771
               Chriss W. Street             10,097,526              89,767
               Greg Reyes, Jr.              10,096,801              90,497

            There were no broker non-votes in the election of directors.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a) Exhibits
            --------

            4.5     Amendment No. 3 to Rights Agreement

            10.57 Asset Purchase Agreement, dated June 7, 1996 between StreamLogic Corporation and FWB Software, Inc., a California corporation doing business under the name "FWB Incorporated".

            10.58 Amendment No. 1 to Asset Purchase Agreement, dated July 3, 1996 between StreamLogic Corporation and FWB Software, Inc.

            27      Article 5 FDS for 1st Quarter 10-Q


         b) Reports on Form 8-K
            -------------------

            No report on Form 8-K has been filed during the quarter for which this report is filed.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 1996.

                                           STREAMLOGIC CORPORATION


                                           By /s/ J. Larry Smart
                                             -----------------------
                                                J. Larry Smart
                                              President and Chief
                                               Executive Officer

                                           By /s/ Lee N. Hilbert
                                             -----------------------
                                                 Lee N. Hilbert
                                             Chief Financial Officer