Form 10-Q/A
period 1996-06-28
STREAMLOGIC CORP
filed 1996-10-16
CIK 718865

                               FORM 10-Q/A
                               -----------


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

Commission File Number: 0-12046


                            STREAMLOGIC CORPORATION
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


     Delaware                                             95-3093858
--------------------------------                     --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


21329 Nordhoff Street, Chatsworth, California              91311
-------------------------------------------------------------------------------
(Address of principal executive offices)                  Zip Code


Registrant's telephone number, including area code      (818) 701-8400
                                                   ----------------------------


                                Not Applicable
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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


     October 10, 1996: 16,930,790 shares of Common Stock, $1.00 Par Value
     --------------------------------------------------------------------

                          PART II - OTHER INFORMATION
                          ---------------------------

                            STREAMLOGIC CORPORATION
                            -----------------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a) Exhibits
            --------

            2.1 Asset Purchase Agreement, dated June 7, 1996 between StreamLogic Corporation and FWB Software, Inc., a California corporation doing business under the name "FWB Incorporated".

            2.2 Amendment No. 1 to Asset Purchase Agreement, dated July 3, 1996 between StreamLogic Corporation and FWB Software, Inc.


            4.5 Amendment No. 3 to Rights Agreement (Previously filed with the Commission on Form 10-Q on August 12, 1996.)

            27 Article 5 FDS for 1st Quarter 10-Q (Previously filed with the Commission on Form 10-Q on August 12, 1996.)


         b) Reports on Form 8-K
            -------------------

            A Report on Form 8-K was filed by the Company on May 13, 1996 and dated May 13, 1996 pursuant to Item 7 of Form 8-K ("Financial Statements and Exhibits") and Item 8 of Form 8-K ("Change in Fiscal Year"), and amendment Number 1 thereto on Form 8-K/A was filed on May 28, 1996. The report related to Amendment No. 2 to Rights Agreement which was filed as an exhibit to such report and the Company's determination to change its fiscal year from that used in its most recent filing with the Securities and Exchange Commission.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 16, 1996.

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