Form 10-Q
period 1996-09-27
STREAMLOGIC CORP
filed 1996-11-12
CIK 718865

                                   FORM 10-Q
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                       ----------------------------------

(Mark One)

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the quarterly period ended September 27, 1996

                                       or

(   )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from ______________
                              to      ______________

Commission File Number: 0-12046

                           STREAMLOGIC  CORPORATION
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Delaware                                           95-3093858
---------------------------                         -------------------------
(State or other jurisdiction of                          (I.R.S.  Employer
incorporation or organization)                           Identification No.)

21329 Nordhoff Street, Chatsworth, California               91311
------------------------------------------------------------------------------
(Address of principal executive offices)                    Zip Code



Registrant's telephone number, including area code    (818) 701-8400
                                                  ____________________________



                                Not  Applicable
-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



       Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

          Yes__X____                     No________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     November 1, 1996:  16,930,790 shares of Common Stock, $1.00 Par Value
     ---------------------------------------------------------------------

                            STREAMLOGIC CORPORATION
                            -----------------------


                               TABLE OF CONTENTS
                               -----------------


                                                                   Page Number
                                                                   -----------
PART 1.   FINANCIAL INFORMATION

Item 1    Financial Statements:
          Condensed Consolidated Balance Sheets at                           2
          September 27, 1996 and March 29, 1996


          Condensed Consolidated Statements of                               3
          Operations for the Three Months and
          Six Months ended September 27, 1996
          and September 29, 1995


          Condensed Consolidated Statements of Cash                          4
          Flows for the Six Months Ended September
          27, 1996 and September 29, 1995

          Notes to  Condensed Consolidated                                   5
          Financial Statements


  Item 2  Management's Discussion and Analysis of                            7
          Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

  Item 6  Exhibit and Reports on Form 8-K                                    13


                         PART I- FINANCIAL INFORMATION
                            STREAMLOGIC CORPORATION
                            -----------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                      (In thousands, except share amounts)

                                                                        September 27,    March 29,
                                                                           1996            1996
                                                                        --------------   ----------
                                                                         (Unaudited)
ASSETS
------
Current assets:
  Cash, cash equivalents and short-term investments                          $  22,450    $  40,477
  Accounts receivable, net                                                       9,292       19,139
  Receivable from Singapore Technologies                                             -       13,966
  Inventories                                                                   13,851       10,022
  Other current assets                                                           2,266        1,033
                                                                             ---------    ---------

      Total current assets                                                      47,859       84,637

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization                                      6,840        5,850
Investments                                                                      5,410            -
Intangibles                                                                      6,483        1,152
Other assets                                                                       180          744
                                                                             ---------    ---------
                                                                             $  66,772    $  92,383
                                                                             =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Revolving credit facility                                                  $   3,200    $       -
  10% Subordinated Notes                                                             -       20,000
  Current maturities of long term debt                                           3,750        3,750
  Accounts payable                                                               8,794        8,610
  Other accrued liabilities                                                     14,835       14,137
                                                                             ---------    ---------

      Total current liabilities                                                 30,579       46,497

6%  Convertible Subordinated Debentures due 2012                                71,250       71,250
Deferred income taxes                                                            1,720        1,720

Shareholders' equity:
  Preferred stock, $1.00 par value, 2,000,000
     shares authorized, none issued                                                  -            -
  Common stock, $1.00 par value, 50,000,000
     shares authorized; 16,930,790 shares issued
     and outstanding (15,580,413 in March 1996)                                 16,931       15,580
  Additional paid-in capital                                                   116,037      112,330
  Accumulated deficit                                                         (169,745)    (154,994)
                                                                             ---------    ---------
      Total shareholders' equity                                               (36,777)     (27,084)
                                                                             ---------    ---------
                                                                             $  66,772    $  92,383
                                                                             =========    =========
See accompanying notes.

                            STREAMLOGIC CORPORATION
                            -----------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                    (In thousands, except per share amounts)
                                  (Unaudited)




                                                            Three Months Ended                Six Months Ended
                                                       -----------------------------    -----------------------------
                                                        September 27,  September 29,    September  27,  September 29,
                                                             1996         1995             1996            1995
                                                       --------------  -------------    --------------  -------------
Net sales                                              $ 12,947        $ 58,785        $  24,136        $ 128,861
Cost of sales                                            12,001          56,294           22,468          111,001
                                                       --------        --------         --------        ---------

Gross margin                                                946           2,491            1,668           17,860
                                                       --------        --------         --------        ---------

Operating expenses:
  Research and development                                3,604           9,145            6,069           19,497
  Selling, general and administrative                     4,373           9,852            7,144           20,122
  In-process research and development                     1,370               -            1,370                -
                                                       --------        --------         --------        ---------

   Total operating expenses                               9,347          18,997           14,583           39,619
                                                       --------        --------         --------        ---------

Loss from operations                                     (8,401)        (16,506)         (12,915)         (21,759)

  Interest expense                                       (1,167)         (1,311)          (2,569)          (2,800)
  Interest income                                           366             372              743              791
                                                       --------        --------         --------        ---------

Loss before income taxes                                 (9,202)        (17,445)         (14,741)         (23,768)

  Income tax provision                                        2              36               10               57
                                                       --------        --------         ---------       ---------
Net loss                                               $ (9,204)       $(17,481)        $(14,751)       $ (23,825)
                                                       ========        ========         ========        =========

Net loss per share                                        $(.54)       $  (1.12)        $   (.91)       $   (1.54)
                                                       ========        ========         ========        =========
Weighted average common and
 common equivalent shares
 outstanding                                             16,931          15,551           16,260           15,444
                                                       ========        ========         ========        =========




See accompanying notes.

                            STREAMLOGIC CORPORATION
                            -----------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                 (In thousands)
                                  (Unaudited)

                                                                                   Six Months Ended
                                                                           ------------------------------
                                                                           September 27,    September 29,
                                                                               1996              1995
                                                                           -------------    ------------
Cash flows from operating activities:
  Net loss                                                                      $(14,751)      $ (23,825)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                                 1,017          10,477
     Write off in process research and development                                 1,370               -
     (Gain) loss on disposal of fixed assets                                           -              33
     Deferred income taxes                                                             -             (96)
     Increase (decrease) from changes in:
       Accounts receivable                                                        12,285         (17,721)
       Inventories                                                                  (410)         11,695
       Other current assets                                                         (545)          1,120
       Accounts payable and other accrued liabilities                             (6,965)          5,799
                                                                                --------       ---------

Net cash used in operating activities                                             (7,999)        (12,518)

Cash flows from investing activities:
  Investment in Concentric Network Corporation                                    (2,500)              -
  Net change in short-term investments                                             6,992          (2,437)
  Proceeds from sale of drive business                                            13,966               -
  Proceeds from sale of equipment                                                      -              11
  Additions to property, plant and equipment                                        (506)        (14,704)
  Other assets                                                                       564             (12)
  Acquisition of FWB hardware business                                            (5,250)              -
                                                                                --------       ---------

Net cash provided by (used in) investing activities                               13,266         (17,142)

Cash flows from financing activities:
  Proceeds from credit facility                                                    3,200           4,390
  Decrease in 10% subordinated notes                                             (20,000)              -
  Increase in Term Loan Facility                                                       -          11,419
  Proceeds from sale of common stock, net                                            498           1,428
                                                                                --------       ---------

Net cash provided by (used in) financing activities                              (16,302)         17,237

Net decrease in cash and equivalents                                             (11,035)        (12,423)
Cash and equivalents at beginning of period                                       15,443          35,959
                                                                                --------       ---------

Cash and equivalents at end of period                                              4,408          23,536
Short-term investments                                                            18,042          13,774
                                                                                --------       ---------
Total cash, cash equivalents and short-term investments                         $ 22,450       $  37,310
                                                                                ========       =========

Supplemental cash flow information
  Interest payments                                                             $    319       $   2,736
  Income tax payments                                                           $    337       $      50

See accompanying notes.

                            STREAMLOGIC CORPORATION
                            -----------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                               SEPTEMBER 27, 1996
                               ------------------
                                  (Unaudited)

NOTE  1.  General
-----------------

     The accompanying condensed consolidated financial statements have not been audited by independent auditors but, in the opinion of the Company, such unaudited statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position as of September 27, 1996, and the consolidated results of operations for the three and six month periods ended September 27, 1996 and September 29, 1995 and cash flows for the six month periods ended September 27, 1996 and September 29, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nevertheless, the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. Interim results are not necessarily indicative of the results for the full fiscal year.

     On May 13, 1996 the Company elected to change its fiscal year from the last Friday in December to the last Friday in March beginning with March 1996. The Company has elected to disclose the consolidated results of operations and cash flows for the three and six month periods ended September 27, 1996 in comparative form with the three and six month periods ended September 29, 1995, because it believes comparability is improved.

     The three and six month periods ended September 27, 1996 exclude the results of operations of the hard disk drive business operated under the name "Micropolis Corporation" and sold by the Company as of March 29, 1996.

     These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the three month transition period ended March 29,1996 filed with the Securities and Exchange Commission.

NOTE 2.  Inventories
--------------------

     Inventories are stated at the lower of standard cost, which approximates first-in, first-out, or market:

                                            September 27,   March 29,
                                                1996          1996
                                            -------------   ---------

     Raw materials and purchased parts        $ 9,643        $ 4,564
     Work in process                            1,525          1,487
     Finished goods                             2,683          3,971
                                              -------        -------
                                              $13,851        $10,022
                                              =======        =======


NOTE 3.  Per Share Information
------------------------------

     Loss per share is computed by dividing net loss by the weighted average number of shares of common stock and applicable common stock equivalents outstanding during the period. Primary and fully diluted loss per share are the same.

NOTE 4.  Acquisition of FWB Inc.
--------------------------------

     Effective July 1, 1996 the Company purchased all of the net assets related to the hardware business of FWB Software Inc. ("FWB"), a developer of performance computer storage products for pre-press, multi-media and graphics applications. In addition, the Company made an 11% equity investment in the software business being retained by FWB Software Inc. In consideration for such net assets and minority equity investment, at closing the Company paid cash of approximately $5 million and issued 1,256,123 shares of StreamLogic Common Stock.

     Pursuant to such agreement, FWB was to receive additional shares or return shares of StreamLogic Common Stock such that the market value (based on the average price as defined in the Operating Agreement of FWB Software, LLC) of the shares contributed to FWB would be equal to $7.5 million, such adjustment to have occurred on October 29, 1996. Since the average price of the Company's common stock during the defined period was approximately $1.73, such adjustment would have required the issuance of approximately 3,079,000 additional shares of StreamLogic Common Stock to FWB which issuance, if made, would have contravened the terms of the agreement relating to the offer to exchange discussed in Note 5, as well as certain Nasdaq rules relating to the issuance of 20% or greater of an issuer's outstanding common stock. The Company did not issue such additional shares to FWB on October 29, 1996, and on November 1, 1996 reached an agreement with FWB whereby the Company issued to FWB 1,380,000 additional shares of Common Stock, a $1.25 million promissory note bearing interest at Bank of America's reference rate plus 2% due November 1998 and secured by the Company's equity interest in FWB Software LLC, and paid to FWB $500,000 in cash. In addition, the Company's equity interest in FWB Software LLC was reduced from 11% to 7.5%. The total consideration paid for the net assets related to the hardware business of FWB and investment in FWB Software LLC, including costs of acquisition, was approximately $7.9 million and $3.4 million, respectively.

     The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values and the results of operations of the hardware business of FWB are included in the accompanying statements of operations from the date of acquisition. The purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets and liabilities acquired. Approximately $1.4 million of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility and was charged to the Company's operations. The investment in FWB Software LLC is being accounted for at cost. The allocation of purchase price among the identified tangible and intangible assets of the hardware business, including developed technology, trademarks, customer lists and assembled workforce, and the investment in FWB Software LLC is based on preliminary estimates and the final allocation may vary from these estimates.

Note 5.  Tender Agreement
-------------------------

       On June 14, 1996 the Company entered into an agreement (the "Initial Tender Agreement") with Loomis Sayles & Company, L.P. ("Loomis Sayles"), an entity which advises investors that collectively hold approximately 79% of the Company's outstanding $75 million issue of 6% Convertible Subordinated Debentures ("Debentures") to exchange its Debentures for a package of cash and securities of the Company. On September 13, 1996, the Company announced an amendment to the Initial Tender Agreement (the "First Amendment"), and on October 4, 1996 the Company announced a second amendment to the Initial Tender Agreement (the "Second Amendment"; the Initial Tender Agreement, as amended by both the First Amendment and the Second Amendment, is referred to as the "Tender Agreement").

     Pursuant to the Tender Agreement, the Company has commenced a tender offer for the Debentures on October 7, 1996. In the tender offer, the Company has offered to exchange its Debentures such that, for each $1,000 face amount of Debentures tendered, the holders will receive (a) $120 in cash, (b) $113.33 in increasing rate unsecured promissory notes, (c) 216.66667 shares of StreamLogic Common Stock, and (d) warrants to purchase 40 shares of StreamLogic Common Stock at an initial exercise price of $3.60 per share of Common Stock. The exercise price of the warrants is subject to downward adjustment in certain circumstances, and contains antidilution adjustments. The Company shareholder approval is required pursuant to Nasdaq rules and regulations.

     The obligations of the Loomis Sayles to advise the holders to participate in the tender offer under the Tender remains subject to various conditions including among others, satisfaction of all necessary regulatory requirements and 95% participation by bondholders. In addition, such holders are not obligated to participate. As a result, there can be no assurance that the tender offer will be consummated.

     If the holders of 100% of the outstanding Debentures accept the exchange, the Company will exchange the Debentures for (a) $9 million in cash, (b) $8.5 million in unsecured promissory notes due 1998, (c) approximately 16.25 million shares of common stock, and (d) warrants to purchase 3.0 million shares of common stock. As a result, the transaction would increase the Company's net tangible assets by more than $50 million.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Results of Operations
---------------------

Three Months Ended September 27, 1996 Compared to Three Months Ended September
------------------------------------------------------------------------------
29, 1995
--------

       Net sales decreased 78% to $12.9 million in the September 1996 quarter as compared to $58.8 million in the September 1995 quarter. The decline in revenues was due to the sale of the hard disk drive business by the Company as of March 29, 1996. The September 1996 quarter was the first period for which the Company's results of operations included those of the FWB Hammer hardware business purchased from FWB Software, Inc. effective July 1, 1996. The Hammer hardware lines added approximately $5.4 million in revenue to the Company for the quarter. Revenue for the September 1996 quarter included that of the Company's RAIDION family of high performance and fault-tolerant RAID solutions, the Hammer high-performance storage products and the VIDEON family of video server systems. Such September 1996 quarter revenues for the RAIDION and VIDEON products decreased by 20% from those of the September 1995 quarter. Such decline was largely attributable to generally slower market demand in the September 1996 quarter and late component deliveries experienced at the end of the quarter. Backlog as of September 27, 1996 was $2.5 million.

     Cost of sales as a percent of sales decreased to 92.7% in the September 1996 quarter from 95.8% in the September 1995 quarter resulting in a gross margin of 7.3% in the 1996 quarter as compared to 4.2% in the 1995 quarter. The increase in margin during the 1996 quarter was a result of price declines in the Company's Javelin family of hard disk drives and the manufacturing difficulties which resulted in higher manufacturing and warranty costs experienced in the September 1995 quarter, as compared to the price reductions of certain products and inefficiencies as a result of low product shipments experienced by the Company in the September 1996 quarter.

     Research and development expenses were 27.8% of sales in the September 1996 quarter as compared to 15.6% in the September 1995 quarter. The percentage increase is the result of lower sales, offset partially by a decrease in expense of $5.5 million. The decrease in expense was the result of the sale of the hard disk drive business by the Company as of March 29, 1996, and the termination of the Company's funding of the costs incurred by Tulip Memory Systems, Inc., a start-up company formed to develop substrates which are to be used in the manufacture of computer disk drives. Research and development expense incurred in the September 1996 quarter was for the Company's RAIDION family of high performance and fault-tolerant RAID solutions, the Hammer high-performance storage products and the VIDEON family of video server systems. Research and development expense for the RAIDION and VIDEON products amounted to approximately $2.9 million in the September 1995 quarter. The increase of $746,000 is largely attributable to research and development expenses to support the Hammer product lines.

     Selling, general and administrative expenses were 33.8% of sales in the September 1996 quarter as compared to 16.8% in the September 1995 quarter. The percentage increase is the result of lower sales, offset by a decrease in expense of $5.5 million. The decrease in expense was the result of the sale of the hard disk drive business by the Company as of March 29, 1996 and offset partially by selling, general and administrative expenses to support the Hammer product lines.

     Nonrecurring charges in the September 1996 quarter of $1.4 million consisted primarily of in-process research and development purchased from FWB that had not yet reached technological feasibility and, therefore, were required to be written off under generally accepted accounting principles. Excluding nonrecurring charges, total operating expenses were $8.0 million for the September 1996 quarter.

     Interest expense was $1.2 million in the September 1996 quarter (9.0% of sales) as compared to $1.3 million in the September 1995 quarter (2.2% of sales). Interest income was $366,000 in the September 1996 quarter as compared to $372,000 in the September 1995 quarter.

     As a result of the above, loss before income taxes was $9.2 million in the September 1996 quarter as compared to $17.4 million in the September 1995 quarter. Net loss for the

September 1996 quarter was $9.2 million compared to $17.5 million in the September 1995 quarter.

Six Months Ended September 27, 1996 Compared to Six Months Ended September 29,
------------------------------------------------------------------------------
1995
----

       Net sales decreased 81% to $24.1 million in the September 1996 period as compared to $128.9 million in the September 1995 period. The decline in revenues was due to the sale of the hard disk drive business by the Company as of March 29, 1996. Revenue for the September 1996 period included that of the Company's RAIDION family of high performance and fault-tolerant RAID solutions, the Hammer high-performance storage products and the VIDEON family of video server systems. Such September 1996 period revenues for the RAIDION and VIDEON products decreased by 7.5% from those of the September 1995 period. Such decline was largely attributable to generally slower market demand in the September 1996 quarter and late component deliveries experienced at the end of the period.

     Cost of sales as a percent of sales increased to 93.1% in the September 1996 period from 86.1% in the September 1995 period resulting in a gross margin of 6.9% in the 1996 period as compared to 13.9% in the 1995 period. The decrease in margin during the 1996 period was a result of increased costs and inefficiencies experienced by the Company during the period of transition following the sale of the hard disk drive business and price reductions of certain products late in the 1996 period.

     Research and development expenses were 25.1% of sales in the September 1996 period as compared to 12.8% in the September 1995 period. The percentage increase is the result of lower sales, offset partially by a decrease in expense of $13.4 million. The decrease in expense was the result of the sale of the hard disk drive business by the Company as of March 29, 1996, and the termination of the Company's funding of the costs incurred by Tulip Memory Systems, Inc. Research and development expense in the September 1996 period consisted of expenditures incurred for the Company's RAIDION family of high performance and fault-tolerant RAID solutions, the Hammer high-performance storage products and the VIDEON family of video server systems. Research and development expense for the RAIDION and VIDEON products amounted to approximately $6.0 million in the September 1995 period. The increase of $69,000 is attributable to research and development expenses to support the Hammer product lines offset partially by the reduction in expense incurred on the video server systems and the Company's cost reduction efforts.

     Selling, general and administrative expenses were 30.0% of sales in the September 1996 period as compared to 15.6% in the September 1995 period. The percentage increase is the result of lower sales, offset by a decrease in expense of $13.0 million. The decrease in expense was the result of the sale of the hard disk drive business by the Company as of March 29, 1996 and offset partially by selling, general and administrative expenses to support the Hammer product lines.

     Nonrecurring charges in the September 1996 period of $1.4 million consisted primarily of in-process research and development purchased from FWB that had not yet reached technological feasibility and, therefore, were required to be written off under generally accepted accounting principles. Excluding nonrecurring charges, total operating expenses were $13.2 million for the September 1996 period.

     Interest expense was $2.6 million in the September 1996 period (10.6% of sales) as compared to $2.8 million in the September 1995 period (2.2% of sales). The decrease in expense was a result of interest incurred during the June 1996 quarter on the Company's 10% Subordinated Notes offset by fees associated with the Company's Term Loan Facility in the September 1995 period. Interest income was $743,000 in the September 1996 period as compared to $791,000 in the September 1995 period.

     As a result of the above, loss before income taxes was $14.7 million in the September 1996 period as compared to $23.8 million in the September 1995 period. Net loss for the September 1996 period was $16.8 million compared to $23.8 million in the September 1995 period.

Liquidity and Capital Resources
-------------------------------

       Cash, cash equivalents and short-term investments decreased to $22.5 million as of September 27, 1996 from $40.5 million as of March 29, 1996. Net cash used in operations of $7.9 million is primarily due to the Company's net loss of $16.8 million and increase in inventories of $3.8 million, offset by the collection of a substantial amount of the trade accounts receivable not sold as part of the hard disk drive business. The increase in inventory is primarily due to the weak revenues experienced in the September quarter.

     The Company's capital expenditures in the first six months of the 1997 fiscal year were $1.9 million as compared to $14.7 million in the like period of 1995. Capital expenditures in 1996 related primarily to the acquisition of the hardware business of FWB. Capital expenditures in the 1995 period related primarily to the construction of a new manufacturing facility in Singapore to replace the current leased facility and for equipment and tooling to support new products. The new facility was completed in 1996 and sold as part of the sale of the hard disk drive business. The Company currently anticipates that its fiscal 1997 capital spending will be substantially less than that of fiscal 1995 and will be principally for equipment and tooling required for the Company's new products.

     On June 28, 1996 the Company established a $4 million revolving credit facility with Wells Fargo Bank bearing interest at prime and secured by cash of the Company. As of September 27, 1996, $3.2 million was outstanding under the facility and $423,000 was available.

     During October 1995, the Company completed the private placement to an institutional investor of $20,000,000 aggregate principal amount of 10% Convertible Subordinated Notes the "Notes"), due October 15, 1998. The Notes were convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $6.00 per share, a premium to the market price of the Company's Common Stock at the time of issuance. The Notes were senior to the Debentures and were collateralized by substantially all of the assets of the Company. During March 1996, the Company obtained the required consent of the holder of the Notes to allow consummation of the Sale and in consideration for such consent, agreed to repay the Notes on July 2, 1996 and issued warrants to purchase 1,500,000 shares of the Company's Common Stock at a price of $4 per share. On April 5, 1996, the Company repaid $10,000,000 of the Notes, and on July 1, 1996, the Company repaid the remaining $10,000,000 of the Notes.

     In consideration of the sale of the hard disk drive business as of March 29, 1996, the Company received total cash consideration of approximately $54 million. $39.7 million of such cash consideration was received as of the March 29, 1996 closing, $13 million in cash consideration was received on June 6, 1996, and a final payment of $1 million, which is subject to certain conditions, is expected to be received in November and is classified as an offset to accounts payable.

Market for StreamLogic Common Stock
-----------------------------------

       As of June 28, 1996, the Company's net tangible assets did not meet the criteria for continued inclusion on the Nasdaq National Market System ("Nasdaq NMS"). If the Company's Common Stock is no longer approved for inclusion on the Nasdaq NMS and the Company cannot obtain listing elsewhere, trading, if any, in the Company's Common Stock may thereafter be conducted in the over-the-counter market and its stock quoted in the so-called "pink sheets" or, if then available, the "OTC Bulletin Board Service." As a result, it could be more difficult to trade, or to obtain accurate quotations as to the value of, the Company's Common Stock and the spread between the "bid" and "ask" prices for the Common Stock could materially increase. However, Nasdaq granted the Company's request for continued inclusion of the Company's Common Stock on the Nasdaq NMS conditioned upon consummation of the Exchange Offer by October 4, 1996.

     On September 16, the Company requested Nasdaq to extend the date by which it would require the Exchange Offer to be consummated in order to allow the continued inclusion of the Common Stock on the Nasdaq NMS to October 31, 1996. Following further telephonic conversations with representatives of Nasdaq, on September 30, 1996, Nasdaq informed the Company that it would not grant the Company's request for an extension of the date by which it would require the Exchange Offer to be consummated and that effective October 7, 1996, the Company's Common Stock would be removed from the Nasdaq NMS. Nasdaq did, however, inform the Company that it could apply to have its Common Stock listed on the Nasdaq SmallCap Market pending consummation of the Exchange Offer. The Company then initiated an oral appeal of the proposed delisting of its Common Stock from the Nasdaq NMS, and concurrently applied for listing of its Common Stock on the Nasdaq SmallCap Market pending successful consummation of the Exchange Offer.

     On October 24, 1996, a Nasdaq Qualification Hearing with respect to the continued inclusion of the Company's Common Stock on the Nasdaq NMS was held in Washington, D.C. before a three-member panel of the National Association of Securities Dealers Inc. At such hearing, the Company requested that it be granted an extension until November 21, 1996 to meet the net tangible assets requirement for continued inclusion of its Common Stock on the Nasdaq NMS. On November 4, 1996, the Company received a determination from Nasdaq that its inclusion on the Nasdaq NMS would be continued through November 21, 1996 and thereafter, subject to the Company having net tangible assets not less than $10 million on or before such date. If the Company is unable to consummate the Exchange Offer, it is likely that the Common Stock would no longer be authorized for quotation either on the Nasdaq NMS or the Nasdaq SmallCap Market.

Recent Developments
-------------------

     On October 16, 1996, the Company announced a plan to relocate its corporate headquarters and consolidate all of its manufacturing operations in Northern California. This cost saving measure calls for the closing of the company's current Chatsworth facility and relocation of its manufacturing operations, engineering and corporate administration by early April 1997.

StreamLogic Strategic and Financial Alternatives
------------------------------------------------

       The Company currently estimates that its cash position as of November 1, 1996, after giving effect on a pro forma basis to the consummation of the Exchange Offer (assuming 95% of the 6% Debentures are exchanged) and the completion of the transaction with FWB as amended, would have been approximately $9 million. Although the Company anticipates operating losses in the near term, the Company is considering and will consider strategic and financial alternatives to improve its results of operations, cash flows and net worth, including cost reduction measures, equity financing and other alternatives. There can be no assurance that such measures will be successful, however.

                          PART II - OTHER INFORMATION
                          ---------------------------

                            STREAMLOGIC CORPORATION
                            -----------------------




Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)  Exhibits
             --------

             27  Article 5 FDS for 2nd Quarter 10-Q



         b)  Reports on Form 8-K
             -------------------

             The Company filed one report on Form 8-K during the fiscal quarter covered by this report, as follows:

               (1)  Report on Form 8-K filed on August 15, 1996, reporting under
                    Item 5 the filing of cautionary statements in connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 1996.



                                STREAMLOGIC  CORPORATION



                                By s/J. Larry Smart
                                   -------------------------------------
                                   J. Larry Smart
                                   President and Chief Executive Officer




                                By s/Barbara V. Scherer
                                   -------------------------------------
                                   Barbara V. Scherer
                                Senior VP and Chief Financial Officer