Form 10-Q
period 1996-12-27
STREAMLOGIC CORP
filed 1997-02-10
CIK 718865

                                   FORM 10-Q
                                   ---------


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                   ________________________________________

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 27, 1996

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________
                            to      ______________

Commission File Number: 0-12046


                           STREAMLOGIC  CORPORATION
            -------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


          Delaware                                         95-3093858
    ---------------------                            ---------------------
(State or other jurisdiction of                        (I.R.S.  Employer
incorporation or organization)                         Identification No.)


21329 Nordhoff Street, Chatsworth, California                  91311
------------------------------------------------------------------------------
  (Address of principal executive offices)                   Zip Code


Registrant's telephone number, including area code    (818) 701-8400
                                                      --------------

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


     January 31, 1997:  33,522,644 shares of Common Stock, $1.00 Par Value
     ---------------------------------------------------------------------

                            STREAMLOGIC CORPORATION
                            -----------------------


                               TABLE OF CONTENTS
                               -----------------



                                                                    Page Number
                                                                    -----------


PART 1.   FINANCIAL INFORMATION

Item 1    Financial Statements:

          Condensed Consolidated Balance Sheets at
          December 27, 1996 and March 29, 1996                            2


          Condensed Consolidated Statements of
          Operations for the Three Months and
          Nine Months ended December 27, 1996
          and December 29, 1995                                           3


          Condensed Consolidated Statements of Cash
          Flows for the Nine Months Ended December
          27, 1996 and December 29, 1995                                  4

          Notes to  Condensed Consolidated
          Financial Statements                                            5


  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   8


PART II.  OTHER INFORMATION

  Item 1  Legal Proceedings                                              13
  Item 3  Defaults Upon Senior Securities                                13
  Item 4  Submission of Matters to a Vote of Security Holders            14
  Item 5  Other                                                          14
  Item 6  Exhibit and Reports on Form 8-K                                14


                         PART I- FINANCIAL INFORMATION
                         -----------------------------

                            STREAMLOGIC CORPORATION
                            -----------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                     (In thousands, except share amounts)

                                                      December 27,       March 29,
                                                          1996             1996
                                                      ------------       ---------
                                                      (Unaudited)
ASSETS
------

Current assets:
 Cash, cash equivalents and short-                    $   9,783          $  40,477
  term investments
 Accounts receivable, net                                 6,754             19,139
 Receivable from Singapore Technologies                       -             13,966
 Inventories                                             13,697             10,022
 Other current assets                                     2,150              1,033
                                                      ---------          ---------

    Total current assets                                 32,384             84,637
                                                      ---------          ---------

Property, plant and equipment, at cost, less
 accumulated depreciation and amortization                6,258              5,850
Investments                                               6,023                  -
Intangibles                                               5,029              1,152
Other assets                                                 95                744
                                                      ---------          ---------

                                                      $  49,789          $  92,383
                                                      =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Revolving Credit Facility                            $   3,575          $       -
 10% Subordinated Notes                                       -             20,000
 Current maturities of long term debt                       645              3,750
 Accounts payable                                         6,819              8,610
 Other accrued liabilities                               14,546             14,137
                                                      ---------          ---------

    Total current liabilities                            25,585             46,497


6%  Convertible Subordinated Debentures due 2012          4,789             71,250
Increasing Rate Unsecured Notes                           7,957                  -
Other Long Term Debt                                        625                  -
Deferred income taxes                                     1,720              1,720

Shareholders' equity:
 Preferred stock, $1.00 par value, 2,000,000
   shares authorized, none issued                             -                  -
 Common stock, $1.00 par value, 50,000,000
   shares authorized; 33,522,644 shares issued
   and outstanding (15,580,413 in March 1996)            33,523             15,580
 Additional paid-in capital                             125,982            112,330
 Accumulated deficit                                   (150,392)          (154,994)
                                                      ---------          ---------

    Total shareholders' equity (deficit)                  9,113            (27,084)
                                                      ---------          ---------

                                                      $  49,789          $  92,383
                                                      =========          =========

See accompanying notes.

                            STREAMLOGIC CORPORATION
                            -----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                  Three Months Ended                         Nine Months Ended
                                           --------------------------------         ------------------------------------
                                           December 27,        December 29,         December  27,          December 29,
                                               1996                1995                  1996                  1995
                                           ------------        ------------         --------------       ---------------
                                                      (Unaudited)
Net sales                                   $ 11,844            $ 41,504              $ 35,980                $ 170,365
Cost of sales                                  9,827              44,859                32,295                  155,860
                                            --------            --------              --------                ---------

Gross margin                                   2,017              (3,355)                3,685                   14,505
                                            --------            --------              --------                ---------

Operating expenses:
  Research and development                     2,638               9,545                 8,707                   29,042
  Selling, general and administrative          3,767              10,981                10,911                   31,103
  In-process research and development              -                   -                 1,370                        -
  Restructuring charges                          733                   -                   733                        -
                                            --------            --------              --------                ---------
   Total operating expenses                    7,138              20,526                21,721                   60,145
                                            --------            --------              --------                ---------
Loss from operations                          (5,121)            (23,881)              (18,036)                 (45,640)

  Interest expense                              (174)             (1,828)               (2,743)                  (4,628)
  Interest income                                250                 381                   993                    1,172
                                            --------            --------              --------                ---------

Loss before income taxes                      (5,045)            (25,328)              (19,786)                 (49,096)

  Income tax provision (benefit)                  50                  48                    60                      105
                                            --------            --------              --------                ---------

Loss before extraordinary item                (5,095)            (25,376)              (19,846)                 (49,201)

Extraordinary item                            24,448                   -                24,448                        -
                                            --------            --------              --------                ---------

Net income (loss)                           $ 19,353            $(25,376)             $  4,602                $ (49,201)
                                            ========            ========              ========                =========
Per Share Data:
  Loss before extraordinary item            $  (0.21)             $(1.63)               $(1.06)                  $(3.18)
  Extraordinary item                            1.02                   -                  1.30                        -
                                            --------            --------              --------                ---------

  Net income (loss)                         $    .81              $(1.63)                $0.24                   $(3.18)
                                            ========            ========              ========                =========
Weighted average common and
 common equivalent shares
 outstanding                                  23,826              15,568                18,788                   15,485
                                            ========            ========              ========                =========

See accompanying notes.

                           STREAMLOGIC  CORPORATION
                           ------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                (In thousands)

                                                                                      Nine Months Ended
                                                                             ------------------------------------
                                                                             December 27,            December 29,
                                                                                 1996                    1995
                                                                             ------------            ------------
                                                                                          (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                                              $  4,602             $ (49,201)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
     Depreciation and amortization                                                  1,746                15,286
     Write off in-process research and development                                  1,370                     -
     (Gain) loss on disposal of fixed assets                                            -                  (484)
     (Gain) loss on extraordinary item                                            (24,448)                    -
     Deferred income taxes                                                              -                   445
     Increase (decrease) from changes in:
       Accounts receivable                                                         14,823                (5,965)
       Inventories                                                                   (256)                5,708
       Other current assets                                                          (429)                  691
       Other assets                                                                    85                   (68)
       Accounts payable and other accrued liabilities                              (8,575)               (1,410)
                                                                             ------------            ----------

Net cash used in operating activities                                             (11,082)              (34,998)

Cash flows from investing activities:
  Investment in Concentric Network Corporation                                     (2,500)                    -
  Net change in short-term investments                                             21,034                (1,905)
  Proceeds from sale of drive business                                             13,966                     -
  Proceeds from sale of equipment                                                       -                    16
  Additions to property, plant and equipment                                         (567)              (24,368)
  Other assets                                                                        564                     -
  Acquisition of FWB hardware business                                             (5,750)                    -
                                                                             ------------            ----------

Net cash provided by (used in) investing activities                                26,747               (26,257)

Cash flows from financing activities:
  Proceeds from credit facility                                                     3,575                     -
  Increase (decrease) in 10% subordinated notes                                   (20,000)               20,000
  Increase in Term Loan Facility                                                        -                18,520
  Cash in Exchange for 6% CSD's                                                    (8,425)                    -
  Costs and fees to exchange 6% CSD's                                                (973)                    -
  Proceeds from sale of common stock, net                                             498                 1,430
                                                                             ------------            ----------
Net cash provided by (used in) financing activities                               (25,325)               39,950

Net decrease in cash and equivalents                                               (9,660)              (21,305)
Cash and equivalents at beginning of period                                        15,443                35,959
                                                                             ------------            ----------

Cash and equivalents at end of period                                               5,783                14,654
Short-term investments                                                              4,000                13,242
                                                                             ------------            ----------
Total cash, cash equivalents and short-term investments                          $  9,783             $  27,896
                                                                             ============            ==========

Supplemental cash flow information
  Interest payments                                                              $    183             $   3,352
  Income tax payments                                                            $    337             $     503


See accompanying notes

                            STREAMLOGIC CORPORATION
                            -----------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                               DECEMBER 27, 1996
                               -----------------

                                  (Unaudited)

NOTE  1.  General
-----------------

     The accompanying condensed consolidated financial statements have not been audited by independent auditors but, in the opinion of the Company, such unaudited statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position as of December 27, 1996, and the consolidated results of operations for the three and nine month periods ended December 27, 1996 and December 29, 1995 and cash flows for the nine month periods ended December 27, 1996 and December 29, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nevertheless, the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. Interim results are not necessarily indicative of the results for the full fiscal year.

     On May 13, 1996 the Company elected to change its fiscal year from the last Friday in December to the last Friday in March beginning with March 1996. The Company has elected to disclose the consolidated results of operations and cash flows for the three and nine month periods ended December 27, 1996 in comparative form with the three and nine month periods ended December 29, 1995, because it believes comparability is improved.

     The three and nine month periods ended December 27, 1996 exclude the results of operations of the hard disk drive business operated under the name "Micropolis Corporation" and sold by the Company as of March 29, 1996.

     These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the three month transition period ended March 29,1996 filed with the Securities and Exchange Commission.

NOTE 2.  Inventories
--------------------

     Inventories are stated at the lower of standard cost, which approximates first-in, first-out, or market:

                                            December 27,   March 29,
                                                1996         1996
                                            ------------   ---------
                                                  (In thousands)
     Raw materials and purchased parts        $ 7,086       $  4,564
     Work in process                            2,513          1,487
     Finished goods                             4,098          3,971
                                              -------       --------
                                              $13,697       $ 10,022
                                              =======       ========

NOTE 3.  Per Share Information
------------------------------

     Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and applicable common stock equivalents when dilutive outstanding during the period. Primary and fully diluted income (loss) per share are the same.

NOTE 4.  Acquisition of FWB Inc.
-------------------------------

     Effective July 1, 1996 the Company purchased all of the net assets related to the hardware business of FWB Software Inc., ("FWB") a developer of performance computer storage products for pre-press, multi-media and graphics applications. In addition, the Company made an 11% equity investment in the software business being retained by FWB Software Inc. In consideration for such net assets and minority equity investment, at closing the Company paid cash of approximately $5 million and issued 1,256,123 shares of StreamLogic Common Stock.

     Pursuant to such agreement, FWB was to receive additional shares or return shares of StreamLogic Common Stock such that the market value (based on the average price as defined in the Operating Agreement of FWB Software, LLC) of the shares contributed to FWB would be equal to $7.5 million, such adjustment to have occurred on October 29, 1996. Since the average price of the Company's common stock during the defined period was approximately $1.73, such adjustment would have required the issuance of approximately 3,079,000 additional shares of StreamLogic Common Stock to FWB which issuance, if made, would have contravened the terms of the agreement relating to the offer to exchange discussed in Note 5, as well as certain Nasdaq rules relating to the issuance of 20% or greater of an issuer's outstanding common stock. The Company did not issue such additional shares to FWB on October 29, 1996, and on November 1, 1996 reached an agreement with FWB whereby the Company issued to FWB 1,380,000 additional shares of Common Stock, a $1.25 million promissory note bearing interest at Bank of America's reference rate plus 2% due November 1998 and secured by the Company's equity interest in FWB Software LLC, and paid to FWB $500,000 in cash. In addition, the Company's equity interest in FWB Software LLC was reduced from 11% to 7.5%. The total consideration paid for the net assets related to the hardware business of FWB and investment in FWB Software LLC, including costs of acquisition, was approximately $8.0 million and $3.3 million, respectively.

     The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values and the results of operations of the hardware business of FWB are included in the accompanying statements of operations from the date of acquisition. The purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets and liabilities acquired. Approximately $1.4 million of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility and was charged to the Company's operations during the quarter ended September 27, 1996. The investment in FWB Software LLC is being accounted for at cost. The allocation of purchase price among the identified tangible and intangible assets of the hardware business, including developed technology, trademarks, customer lists and assembled workforce is based on management estimates and an independent valuation study completed during the quarter ended December 27, 1996.

Note 5.  Investment in Concentric Network Corporation
-----------------------------------------------------

       On September 18, 1996 the Company purchased $2.5 million of Concentric Network Corporation ("CNC") Series D Preferred Stock. The Preferred Stock Purchase Agreement, originally dated August 21, 1996, included certain other
institutional purchasers of the preferred shares.   CNC, based in Cupertino,
California, is a provider of virtual private networks, intranet customized consumer applications and is one of the largest gateways to the Internet. Founded in 1991, CNC is privately held. The purchase is accounted for as an investment and is carried at cost on the Company's balance sheet.

Note 6.  Exchange Offer
-----------------------

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

     Pursuant to the Tender Agreement, the Company commenced a tender offer for the Debentures on October 7, 1996. In the tender offer, the Company offered to exchange its Debentures such that, for each $1,000 face amount of Debentures tendered, the holders will receive (a) $120 in cash, (b) $113.33 in increasing rate unsecured promissory notes, (c) 216.66667 shares of StreamLogic Common Stock, and (d) warrants to purchase 40 shares of StreamLogic Common Stock at an initial exercise price of $3.60 per share of Common Stock. The exercise price of the warrants is subject to downward adjustment in certain circumstances, and contains antidilution adjustments. The approval of the Company's shareholders was required pursuant to Nasdaq rules and regulations.

     Holders of 93.61% of the outstanding Debentures accepted the exchange. The Company subsequently has exchanged the tendered Debentures for approximately
(a) $8.4 million in cash, (b) $8 million in unsecured promissory notes due 1998, (c) 15.2 million shares of common stock, and (d) warrants to purchase 2.8 million shares of common stock. As a result, the transaction increased the Company's net tangible assets by $51 million, previously estimated to be $51.6 million in the Company's 8-K report filed on November 21, 1996. The transaction resulted in an extraordinary gain of $24.4 million in the quarter ended December 27, 1996 as set forth below (in thousands):

Face Value of Debentures tendered                              $ 70,211
Cash consideration                                               (8,425)
Promissory Notes Issued                                          (7,957)
Accrued Interest on Promissory Notes                             (2,387)
Reversal of Accrued Interest on Debentures                        2,516
Value of Common Stock Issued (at $1.56 per share)               (23,731)
Transaction Fees and Expenses                                    (1,548)
Charge off unamortized bond issuance costs                       (1,123)
Fair Market Value of Warrants Issued                             (2,808)
Other                                                              (300)
                                                               --------
Extraordinary Gain                                             $ 24,448
                                                               ========

The tax effect of the extraordinary gain is minimal due to the utilization of net operating loss carryforwards. However, the Exchange Offer also resulted in a change of ownership as defined under Section 382 of the Internal Revenue Service ("IRS") regulations, and the Company's ability to utilize its net operating loss carryforwards in subsequent periods will be substantially limited.

NOTE  7.  Litigation
--------------------

On December 23, 1996 the Company announced filing suit in New York seeking a declaratory judgment invalidating a purported acceleration of the remaining $4.8 million of the company's 6% Convertible Subordinated Debentures left outstanding after the company's recently completed exchange offer.

In the exchange offer, StreamLogic retired approximately $70.2 million aggregate principal amount of the $75 million of Debentures originally issued. The consideration given by StreamLogic for Debentures tendered in the exchange offer included consideration for the interest payment otherwise due on September 15, 1996.

United Equities Company ("United Equities"), which purports to be a continuing debenture holder and to represent other continuing debenture holders, has sought to have the interest and principal on the remaining $4.8 million of Debentures declared due and payable immediately. StreamLogic believes that the trustee for the Debentures had on deposit sufficient funds to pay the interest that had been due on September 15 (together with interest on such interest) at the time of their acceleration demand and that the demand was ineffective. On December 27, 1996 the trustee distributed the amount originally due on September 15 (together with interest on such amount) to Debenture holders of record on December 26, 1996.

On January 13, 1997, United Equities answered the Company's complaint and counterclaimed seeking a declaratory judgment that United Equities had properly and timely invoked the acceleration provisions of the indenture governing the Debentures.

On February 5, 1997, the Company replied to the counterclaim contained in the answer of defendant United Equities. The Company generally denied United Equities' allegations, asserted various affirmative defenses and requested judgment in favor of StreamLogic. The Company intends to continue to pursue the litigation vigorously.

NOTE  8.  Cash and Liquidity
----------------------------

     The Company anticipates that cash used in operations during the fourth fiscal quarter of 1997 will amount to $2-$4 million principally as a result of continuing operating losses. The actual amount will depend upon the results of the Company's efforts to reduce its losses by decreasing expenses and reducing costs, and its plans to decrease inventories to generate cash and fund the anticipated loss for the quarter. The Company is also working to sell assets not anticipated to be required after the consolidation to Northern California in the first quarter of fiscal 1998, and to raise additional financing. While the Company believes it has sufficient financial resources to meet its short term financial needs, should internal financial plans and objectives not be met, including the sale of certain assets and planned reductions in inventories, the Company will require additional financing to continue operations. While the Company currently believes such financing may be obtainable from sources it is currently in discussions with, there can be no assurance as to the terms on which it would be available, if at all.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Results of Operations
---------------------

Three Months Ended December 27, 1996 Compared to Three Months Ended December 29,
--------------------------------------------------------------------------------
1995
----

       Net sales decreased 71.5% to $11.8 million in the December 1996 quarter as compared to $41.5 million in the December 1995 quarter. The decline in revenues was due to the sale of the hard disk drive business by the Company as of March 29, 1996. The December 1996 quarter was the second period for which the Company's results of operations included those of the FWB Hammer hardware business purchased from FWB Software, Inc. effective July 1, 1996. The Hammer hardware lines accounted for approximately $5 million in revenue to the Company for the December 1996 quarter. Revenue for the December 1996 quarter included that of the Company's RAIDION family of high-performance and fault-tolerant RAID solutions, the Hammer high-performance storage products and the VIDEON family of video server systems. Such December 1996 quarter revenues for the RAIDION and VIDEON products decreased by 27% from those of the December 1995 quarter. Such decline was largely attributable to the decline in sales of the Microdisk family of external, modular storage sub-systems, and to a lesser extent, a decline in the sales of video servers. The decline in Microdisk revenues accounted for 84% of the total decline from the year ago period. Management has de-emphasized sales of this product by holding price to achieve better gross margins.

     Cost of sales as a percent of sales decreased to 83% in the December 1996 quarter from 108% in the December 1995 quarter, resulting in a gross margin of 17% in the 1996 quarter, as compared to -8% in the December 1995 quarter. The increase in margin during the 1996 quarter was a result the elimination of negative gross margins associated with the costs of the Company's previous disk drive business. The drive business had high fixed costs associated with maintaining manufacturing locations in Thailand, Singapore and the U.S. In the December 1995 quarter, the Company was operating at less than 50% of capacity and also continued to experience high warranty costs associated with the Javelin family of hard disk drives. During the December 1996 quarter, the Company's business consisted entirely of sub-systems, with drives being purchased as one component of the system.

     Research and development expenses were 22.3% of sales in the December 1996 quarter, as compared to 23.0% in the December 1995 quarter. The percentage decrease is due to a substantial decrease in expense of $8.3 million, largely offset by lower sales. The decrease in expense was the result of the sale of the hard disk drive business by the Company as of March 29, 1996, the termination of the Company's funding of the costs incurred by Tulip Memory Systems, Inc., a start-up company formed to develop substrates which are to be used in the manufacture of computer disk drives, and a reduction in force of engineering employees during September 1996 at the Company's Chatsworth location. Research and development expense of $2.6 million incurred in the December 1996 quarter was for the Company's RAIDION family of high-performance and fault-tolerant RAID solutions, the Hammer high-performance storage products and the VIDEON family of video server and disk recorder systems. Research and development expense for the RAIDION and VIDEON products amounted to approximately $3.4 million in the December 1995 quarter. The decrease of $790,000 is largely attributable a reduction in engineering headcount at the Company's Chatsworth, California facility.

     Selling, general and administrative expenses were 32% of sales in the December 1996 quarter, as compared to 26.5% in the December 1995 quarter. The percentage increase is the result of lower sales, offset by a decrease in expense of $7.2 million. The decrease in expense was the result of the sale of the hard disk drive business by the Company as of March 29, 1996, and offset partially by selling, general and administrative expenses to support the Hammer product lines.

     Restructuring charges in the December 1996 quarter of $.7 million consisted primarily of charges related to the exit costs associated with the Company's decision to consolidate operations in Northern California, and substantially shut-down operations at Chatsworth, California. As a result of that plan, certain items no longer had future economic value and certain incremental costs are estimated to be incurred. The Company accounted for such effects under generally accepted accounting principles, in particular EITF-94-3 and other applicable guidelines. Under the applicable accounting rules, other costs related to the move to Northern California which are anticipated to occur in the future will be recorded on the Company's books and records as they are actually incurred. The Company currently estimates that such additional charges will amount to approximately $1.0 million. Excluding restructuring charges, total operating expenses were $6.4 million for the December 1996 quarter.

     The cash flow effect of the total estimated restructuring charges of $1.7 million is currently estimated to be $1.5 million. The actual amount of the restructuring charges will depend on future events and may be materially different that the amount set forth above, in particular as it relates to individual employee decisions to relocate to the Bay area, and the actual costs of such moves. The Company has extended a limited number of relocation offers to certain employees and has provided written relocation plans governing the expenses the Company will reimburse. The above estimates have been based in part on management's judgment about the number of employees who will relocate, and statistical information about the typical cost of similar moves.

     Interest expense was $174,000 in the December 1996 quarter (1.5% of sales) as compared to $1.8 million in the December 1995 quarter (4.3% of sales). The decrease in interest expense was the result of the reduction in debt associated with the successful consummation of the Exchange Offer described further in Note 6 to the financial statements. As part of the required accounting for that transaction, all interest expected to be paid over the life of the increasing rate unsecured promissory notes was recorded as a reduction of the gain on the exchange. As a result, accrued interest expense directly related to those notes will not be reflected as interest expense on the Company's Statement of Operations. Interest income was $250,000 in the December 1996 quarter as compared to $381,000 in the December 1995 quarter.

     Extraordinary item of $24.4 million in the December 1996 period consisted of the gain on the exchange of the Company's 6% Convertible Subordinated Debentures due 2012. As a result of this transaction, $70.2 million of such debentures were irrevocably tendered and exchanged for a package of cash, common stock, promissory notes, and warrants to purchase common stock.

     As a result of the above, loss before income taxes was $5.0 million in the December 1996 quarter as compared to $25.3 million in the December 1995 quarter. Loss before extraordinary item was $5.1 million in the December 1996 quarter as compared to $25.4 million in the December quarter. Net income after extraordinary item for the December 1996 quarter was $19.3 million compared to a net loss of $25.4 million in the December 1995 quarter.

Nine Months Ended December 27, 1996 Compared to Nine Months Ended December 29,
------------------------------------------------------------------------------
1995
----

       Net sales decreased 78.9% to $36 million in the December 1996 period, as compared to $170.4 million in the December 1995 period. The decline in revenues was due to the sale of the hard disk drive business by the Company as of March 29, 1996. Revenue for the December 1996 period included that of the Company's RAIDION family of high-performance and fault-tolerant RAID solutions, the Hammer high-performance storage products and the VIDEON family of video server systems. Such December 1996 period revenues for the RAIDION and VIDEON products decreased by 13.6% from those of the December 1995 period. Such decline was largely attributable to reductions in sales of the Microdisk brand product of external storage sub-systems. The Hammer line of products accounted for approximately $10.2 million of revenues in the December 1996 period.

     Cost of sales as a percent of sales decreased slightly to 89.8% in the December 1996 period from 91.5% in the December 1995 period, resulting in a gross margin of 10.2% in the 1996 period, as compared to 8.5% in the 1995 period.

     Research and development expenses were 24.2% of sales in the December 1996 period, as compared to 17.1% in the December 1995 period. The percentage increase is the result of lower sales, offset substantially by a decrease in expense of $20.3 million. The decrease in expense was the result of the sale of the hard disk drive business by the Company as of March 29, 1996, and the termination of the Company's funding of the costs incurred by Tulip Memory Systems, Inc., and reductions in levels of engineering staffing in Chatsworth, California in September 1996. Research and development expense in the December 1996 period consisted of expenditures incurred for the Company's RAIDION family of high-performance and fault-tolerant RAID solutions, the Hammer high-performance storage products and the VIDEON family of video server systems. Research and development expense for the RAIDION and VIDEON products amounted to approximately $8.6 million in the December 1995 period.

     Selling, general and administrative expenses were 30.3% of sales in the December 1996 period, as compared to 18.3% in the December 1995 period. The percentage increase is the result of lower sales, offset by a decrease in expense of $20.2 million. The decrease in expense was the result of the sale of the hard disk drive business by the Company as of March 29, 1996, and offset partially by selling, general and administrative expenses to support the Hammer product lines.

     Non-recurring charges in the December 1996 period of $1.4 million consisted primarily of in-process research and development purchased from FWB that had not yet reached technological feasibility and, therefore, were required to be written off under generally accepted accounting principles. Restructuring charges during the December 1996 period were $733,000 consisted primarily of exit costs associated with the Company's decision to consolidate operations in Northern California, and substantially shut-down operations at Chatsworth, California. Excluding non-recurring and restructuring charges, total operating expenses were $19.6 million for the December 1996 period.

     Interest expense was $2.7 million in the December 1996 period (7.6% of sales) as compared to $4.6 million in the December 1995 period (2.7% of sales). The decrease in expense was primarily the result of the reduction in debt associated with the Company's Exchange Offer. Interest income was $993,000 in the December 1996 period, as compared to $1,172,000 in the December 1995 period.

     Extraordinary item of $24.4 million in the December 1996 period consisted of the gain on the exchange of the Company's 6% Convertible Subordinated Debentures due 2012. As a result of this transaction, $70.2 million of such debentures were irrevocably tendered and exchanged for a package of cash, common stock, promissory notes, and warrants to purchase common stock.

     As a result of the above, loss before income taxes was $19.8 million in the December 1996 period, as compared to $49.1 million in the December 1995 period. Loss before extraordinary item in the December 1996 quarter was $19.8 million, compared to $49.2 million in the December 1995 period. Net income after extraordinary item in the December 1996 quarter was $4.6 million, compared to a net loss of $49.2 million in the December 1995 period.

Liquidity and Capital Resources
-------------------------------

       Cash, cash equivalents and short-term investments decreased to $9.8 million as of December 27, 1996 from $40.5 million as of March 29, 1996 primarily as a result of cash used in operations of $11.1 million, the acquisition of the hardware business of FWB, and the reduction of debt. Net cash used in operations of $11.1 million is primarily due to the Company's loss from operations of $18.0 million offset by reductions in trade accounts receivable as well as from Singapore Technologies Pte. Ltd.

     In consideration of the sale of the hard disk drive business as of March 29, 1996, the Company received total cash consideration of approximately $54 million. $39.7 million of such cash consideration was received as of the March 29, 1996 closing, $13 million in cash consideration was received on June 6, 1996, and in November, a final payment of $1 million was offset against accounts payable otherwise owed to Micropolis (S) Pte. Ltd.

     The Company's capital expenditures in the first nine months of the 1997 fiscal year were $2.0 million as compared to $24.4 million in the like period of 1995. Capital expenditures in 1996 related primarily to the acquisition of the hardware business of FWB. Capital expenditures in the 1995 period related primarily to the construction of a new manufacturing facility in Singapore to replace the current leased facility and for equipment and tooling to support new products. The new facility was completed in 1996 and sold as part of the sale of the hard disk drive business. Fiscal 1997 capital spending will be substantially less than that of fiscal 1995 and will be principally for equipment and tooling required for the Company's new products.

     On November 20, 1996 the Company consummated the Exchange Offer described further in Note 6 to the financial statements. As result of the Exchange Offer, the Company paid $8.4 million to tendering debenture holders.

     On June 28, 1996 the Company established a $4 million revolving credit facility with Wells Fargo Bank bearing interest and secured by cash of the Company. As of December 27, 1996, $3.6 million was outstanding under the facility and $173,000 was available.

     During October 1995, the Company completed the private placement to an institutional investor of $20,000,000 aggregate principal amount of 10% Convertible Subordinated Notes (the "Notes"), due October 15, 1998. The Notes were convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $6.00 per share, a premium to the market price of the Company's Common Stock at the time of issuance. The Notes were senior to the Debentures and were collateralized by substantially all of the assets of the Company. During March 1996, the Company obtained the required consent of the holder of the Notes to allow consummation of the Sale and, in consideration for such consent, agreed to repay the Notes on July 2, 1996 and issued warrants to purchase 1,500,000 shares of the Company's Common Stock at a price of $4 per share. On April 5, 1996, the Company repaid $10,000,000 of the Notes, and on July 1, 1996, the Company repaid the remaining $10,000,000 of the Notes.

     The Company anticipates that cash used in operations during the fourth fiscal quarter of 1997 will amount to $2-$4 million principally as a result of continuing operating losses. The actual amount will depend upon the results of the Company's efforts to reduce its losses by decreasing expenses and reducing costs, and its plans to decrease inventories to generate cash and fund the anticipated loss for the quarter. The Company is also working to sell assets not anticipated to be required after the consolidation to Northern California in the first quarter of fiscal 1998, and to raise additional financing. While the Company believes it has sufficient financial resources to meet its short term financial needs, should internal financial plans and objectives not be met, including the sale of certain assets and planned reductions in inventories, the Company will require additional financing to continue operations. While the Company currently believes such financing may be obtainable from sources it is currently in discussions with, there can be no assurance as to the terms on which it would be available, if at all.

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

     On January 28, 1997, the Company announced its earnings for the period ended December 27, 1996 and discussed the estimated cost of the above consolidation. The Company estimated that total restructuring charges related to the move to Northern California will amount to $1.7 million over a three quarter period from December 1996 to June 1997, and that the related cash flow impact of the related restructuring charges will be $1.5 million. For further information, please refer to management's discussion and analysis of financial condition and results of operations.

                          PART II - OTHER INFORMATION
                          ---------------------------

                            STREAMLOGIC CORPORATION
                            -----------------------




Item 1.   Legal Proceedings
          -----------------

On December 23, 1996 the Company filed suit in the United States District Court, Southern District of New York seeking a declaratory judgment invalidating a purported acceleration of the remaining $4.8 million of the company's 6% Convertible Subordinated Debentures left outstanding after the company's recently completed exchange offer.

In the exchange offer, StreamLogic retired approximately $70.2 million aggregate principal amount of the $75 million of Debentures originally issued. The consideration given by StreamLogic for Debentures tendered in the exchange offer included consideration for the interest payment otherwise due on September 15, 1996.

United Equities Company ("United Equities"), which purports to be a continuing debenture holder and to represent other continuing debenture holders, has sought to have the interest and principal on the remaining $4.8 million of Debentures declared due and payable immediately. StreamLogic believes that the trustee for the Debentures had on deposit sufficient funds to pay the interest that had been due on September 15 (together with interest on such interest) at the time of their acceleration demand and that the demand was ineffective. On December 27, 1996 the trustee distributed the amount originally due on September 15 (together with interest on such amount) to Debenture holders of record on December 26, 1996.

On January 13, 1997, United Equities answered the Company's complaint and counterclaimed seeking a declaratory judgment that United Equities had properly and timely invoked the acceleration provisions of the indenture governing the Debentures.

On February 5, 1997, the Company replied to the counterclaim contained in the answer of defendant United Equities. The Company generally denied United Equities' allegations, asserted various affirmative defenses and requested judgment in favor of StreamLogic. The Company intends to continue to pursue the litigation vigorously.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

On October 15, 1996, the Company's non-payment of the interest due on September 15, 1996 on the $75 million amount of Debentures subject to the Company's exchange offer became an "Event of Default" under the terms of the Debentures. The interest due on September 15, 1996 was $2,250,000. In the exchange offer, the Company retired approximately $70.2 million in aggregate principal amount of the Debentures. The consideration given by the Company for Debentures exchanged in the exchange offer included consideration for the interest payment otherwise due on September 15, 1996. The interest due on September 15 (together with interest on such interest) on the remaining $4.8 million of Debentures was distributed to the holders of such Debentures by the trustee on December 27, 1997. Although all interest currently due and payable on the Debentures has been paid, a holder of Debentures is seeking to have all interest and principal on the Debentures declared due and payable immediately. See Item 1, Legal Proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

Set forth below are the results of the Company's solicitation of the written consent of its stockholders to approve the offer to exchange the outstanding Debentures for a package of cash, unsecured promissory notes, common stock and warrants.

For:                   8,873,192
Against:                 103,075
Abstain:                  24,870
Broker non-votes:              0
Not Voted:             7,929,653


The Proxy Statement soliciting the written consent to the Exchange Offer was first mailed to stockholders on October 7, 1996. The termination date for receipt of written consents was 5:00 p.m. on November 20, 1996, and the Exchange Offer closed at midnight on such date.

Item 5.  Other
         -----

Following consummation of the Exchange Offer, on December 23, 1996 the Company received a letter from The Nasdaq Stock Market, Inc. stating that the Company had been found to be in compliance with all requirements necessary for continued listing on the Nasdaq National Market based upon a review of the Company's 8-K dated November 21,1996 as well as all additional information requested by the Nasdaq staff. Therefore, the Company's common stock continues to be listed on the Nasdaq National Market and trades under the symbol STLC.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)  Exhibits
             --------

               10.1 Letter Agreement dated as of June 14, 1996 between the Company and Loomis Sayles & Co., L.P. (Incorporated by reference to Exhibit (c)(1) to the Company's Issuer Tender Offer Statement on Schedule 13E-4 filed with the Commission on October 7, 1996.)

               10.2 Employment Agreement, dated June 19, 1996, between the Company and Eric Herzog.

               10.3 Employment Agreement, dated June 24, 1996, between the Company and Stephen Dalton.

               10.4 Employment Agreement, effective as of July 1, 1996, between the Company and J. Larry Smart.

               10.5 OEM License Agreement, signed July 8, 1996 effective July 1, 1996 between the Company and FWB Software, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-3 (No. 333-10241) dated as of November 4, 1996.)

               10.6 Trademark License Agreement, signed July 8, 1996 effective July 1, 1996 between the Company and FWB Software, Inc. (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-3 (No. 333-10241) dated as of November 4, 1996.)

               10.7 Assignment of Equipment Leases, signed July 8, 1996 effective July 1, 1996 between the Company, FWB Software, Inc. and FWB Software, LLC (a California limited liability company) (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-3 (No. 333-10241) dated as of November 4, 1996.)

               10.8 Assignment and Assumption Agreement, signed July 8, 1996 effective July 1, 1996 between the Company and FWB Software, Inc. (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-3 (No. 333-10241) dated as of November 4, 1996.)

               10.9 Operating Agreement of FWB Software, LLC, signed July 8, 1996 effective July 1, 1996 among the StreamLogic Software Corporation (a Delaware corporation and wholly-owned subsidiary of the Company), FWB Software, Inc., and FWB Software, LLC. (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-3 (No. 333-10241) dated as of November 4, 1996.)

               10.10 Company Rights Agreement, signed July 8, 1996 effective July 1, 1996 between the Company and FWB Software, LLC. (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-3 (No. 333-10241) dated as of November 4, 1996.)

               10.11 Rights Agreement, signed July 8, 1996 effective July 1, 1996 by and among StreamLogic Software Corporation, FWB Software, Inc. and FWB Software, LLC. (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-3 (No. 333-10241) dated as of November 4, 1996.)

               10.12 Letter Agreement dated September 13, 1996 between the Company and Loomis Sayles & Co., L.P. (Incorporated by reference to Exhibit (c)(2) to the Company's Issuer Tender Offer Statement on Schedule 13E-4 filed with the Commission on October 7, 1996.)

               10.13 Limited Liability Company Agreement, dated as of September 12, 1996, between Sattel Communications LLC and the Company.

               10.14 Letter dated September 12, 1996 from Concentric Network Corporation, regarding transfer of Series D Preferred Stock.

               10.15 Amendment No. 4 to Rights Agreement, dated as of September 13, 1996, to Rights Agreement dated as of May 18, 1989 (as amended), between the Company and First Interstate Bank of California, or its successor, as Rights Agent.

               10.16 Letter Agreement dated as of October 3, 1996 between the Company and Loomis Sayles & Co., L.P. (Incorporated by reference to Exhibit (c)(3) to the Company's Issuer Tender Offer Statement on Schedule 13E-4 filed with the Commission on October 7, 1996.)

               10.17 Letter of Understanding regarding Operating Agreement of FWB Software, LLC, dated November 1, 1996. (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-3 (No. 333-10241) dated as of November 4, 1996.)

               10.18 Consulting Agreement, dated as of November 1, 1996, between the Company and Chriss Street.

               10.19 $1,250,000 Promissory Note, dated November 4, 1996, by the Company to FWB Software, LLC.

               10.20 First Amendment to Operating Agreement of FWB Software, LLC, dated November 4, 1996, between the Company and FWB Software, LLC.

               10.21 First Amendment to Company Rights Agreement, dated November 4, 1996, between the Company and FWB Software, LLC.

               10.22 Share Pledge and Security Agreement, dated November 4, 1996, between the Company and FWB Software, LLC.

               10.23 Letter dated November 12, 1996, amending Employment Agreement between the Company and Stephen Dalton dated June 24, 1996.

               10.24 Letter dated November 12, 1996, amending Employment Agreement between the Company and Eric Herzog dated June 19, 1996.

               10.25 Severance Agreement, dated as of November 21, 1996, between the Company and Barbara V. Scherer.

               10.26 Indenture, dated as of November 29, 1996, between the Company and NorWest Bank Minnesota, as Trustee, with respect to the Company's Increasing Rate Unsecured Promissory Notes due November 29, 1998. (Incorporated by reference to Appendix B of Exhibit (a)(1) to the Company's Issuer Tender Offer Statement on Schedule 13E-4 filed with the Commission on October 7, 1996.)

               10.27 Warrant Agreement, dated as of November 29, 1996, between the Company and Wells Fargo Bank, N.A., as Warrant Agent (Incorporated by reference to Appendix C of Exhibit (a)(1) to the Company's Issuer Tender Offer Statement on Schedule 13E-4 filed with the Commission on October 7, 1996.)


               27     Article 5 FDS for 3rd Fiscal Quarter 10-Q


         b) Reports on Form 8-K
            -------------------

            The Company filed one report on Form 8-K during the fiscal quarter covered by this report, as follows:

              (1) Report on Form 8-K filed on November 21, 1996, reporting under
                  Item 5 the successful consummation of the Exchange Offer and setting forth certain unaudited pro forma financial statements required by the Nasdaq Stock Market, Inc.

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 1997.



                                 STREAMLOGIC  CORPORATION



                                 By     /s/  J. Larry Smart
                                    ------------------------------------
                                             J. Larry Smart
                                   President and Chief Executive Officer




                                 By      /s/ Barbara V. Scherer
                                    ------------------------------------
                                             Barbara V. Scherer
                                 Senior V.P. and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

     10.1 Letter Agreement dated as of June 14, 1996 between the Company and Loomis Sayles & Co., L.P. (Incorporated by reference to Exhibit (c)(1) to the Company's Issuer Tender Offer Statement on
               Schedule 13E-4 filed with the Commission on October 7, 1996.)

     10.2 Employment Agreement, dated June 19, 1996, between the Company and Eric Herzog.

     10.3 Employment Agreement, dated June 24, 1996, between the Company and Stephen Dalton.

     10.4 Employment Agreement, effective as of July 1, 1996, between the Company and J. Larry Smart.

     10.5 OEM License Agreement, signed July 8, 1996 effective July 1, 1996 between the Company and FWB Software, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-3 (No. 333-10241) dated as of November 4, 1996.)

     10.6 Trademark License Agreement, signed July 8, 1996 effective July 1, 1996 between the Company and FWB Software, Inc. (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-3 (No. 333-10241) dated as of November 4, 1996.)

     10.7 Assignment of Equipment Leases, signed July 8, 1996 effective July 1, 1996 between the Company, FWB Software, Inc. and FWB Software, LLC (a California limited liability company) (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-3 (No. 333-10241) dated as of November 4, 1996.)

     10.8 Assignment and Assumption Agreement, signed July 8, 1996 effective July 1, 1996 between the Company and FWB Software, Inc. (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-3 (No. 333-10241) dated as of November 4, 1996.)

     10.9 Operating Agreement of FWB Software, LLC, signed July 8, 1996 effective July 1, 1996 among the StreamLogic Software Corporation (a Delaware corporation and wholly-owned subsidiary of the Company), FWB Software, Inc., and FWB Software, LLC. (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-3 (No. 333-10241) dated as of November 4, 1996.)

     10.10 Company Rights Agreement, signed July 8, 1996 effective July 1, 1996 between the Company and FWB Software, LLC. (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-3 (No. 333-10241) dated as of November 4, 1996.)

     10.11 Rights Agreement, signed July 8, 1996 effective July 1, 1996 by and among StreamLogic Software Corporation, FWB Software, Inc. and FWB Software, LLC. (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-3 (No. 333-10241) dated as of November 4, 1996.)

     10.12 Letter Agreement dated September 13, 1996 between the Company and Loomis Sayles & Co., L.P. (Incorporated by reference to Exhibit
               (c)(2) to the Company's Issuer Tender Offer Statement on Schedule 13E-4 filed with the Commission on October 7, 1996.)

     10.13 Limited Liability Company Agreement, dated as of September 12, 1996, between Sattel Communications LLC and the Company.

     10.14 Letter dated September 12, 1996 from Concentric Network Corporation, regarding transfer of Series D Preferred Stock.

     10.15 Amendment No. 4 to Rights Agreement, dated as of September 13, 1996, to Rights Agreement dated as of May 18, 1989 (as amended), between the Company and First Interstate Bank of California, or its successor, as Rights Agent.

     10.16 Letter Agreement dated as of October 3, 1996 between the Company and Loomis Sayles & Co., L.P. (Incorporated by reference to Exhibit (c)(3) to the Company's Issuer Tender Offer Statement on
               Schedule 13E-4 filed with the Commission on October 7, 1996.)

     10.17 Letter of Understanding regarding Operating Agreement of FWB Software, LLC, dated November 1, 1996. (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-3 (No. 333-10241) dated as of November 4, 1996.)

     10.18 Consulting Agreement, dated as of November 1, 1996, between the Company and Chriss Street.

     10.19 $1,250,000 Promissory Note, dated November 4, 1996, by the Company to FWB Software, LLC.

     10.20 First Amendment to Operating Agreement of FWB Software, LLC, dated November 4, 1996, between the Company and FWB Software, LLC.

     10.21 First Amendment to Company Rights Agreement, dated November 4, 1996, between the Company and FWB Software, LLC.

     10.22 Share Pledge and Security Agreement, dated November 4, 1996, between the Company and FWB Software, LLC.

     10.23 Letter dated November 12, 1996, amending Employment Agreement between the Company and Eric Herzog dated June 19, 1996.

     10.24 Letter dated November 12, 1996, amending Employment Agreement between the Company and Stephen Dalton dated June 24, 1996.

     10.25 Severance Agreement, dated as of November 21, 1996, between the Company and Barbara V. Scherer.

     10.26 Indenture, dated as of November 29, 1996, between the Company and NorWest Bank Minnesota, as Trustee, with respect to the Company's Increasing Rate Unsecured Promissory Notes due November 29, 1998.

               (Incorporated by reference to Appendix B of Exhibit (a)(1) to the Company's Issuer Tender Offer Statement on Schedule 13E-4 filed with the Commission on October 7, 1996.)

     10.27 Warrant Agreement, dated as of November 29, 1996, between the Company and Wells Fargo Bank, N.A., as Warrant Agent (Incorporated by reference to Appendix C of Exhibit (a)(1) to the Company's Issuer Tender Offer Statement on Schedule 13E-4 filed with the Commission on October 7, 1996.)

     27        Article 5 FDS for 3rd Fiscal Quarter 10-Q